Form 10QSB
period 1996-08-31
ROYAL CANADIAN FOODS CORP
filed 1997-01-21
CIK 911318

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   Form 10-QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended August 31, 1996

                       Commission file number 33-67658-NY

                           ROYAL CANADIAN FOODS CORP.
        (Exact name of small business issuer as specified in its charter)

         Delaware                           13-3729739
(State or other jurisdiction of          (I.R.S. Employer
 incorporation or organization)          Identification No.)

                     1004 Second Avenue, New York, NY 10022
                    (Address of principal executive offices)

                                 (212) 980-4131
                           (Issuer's telephone number)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

          Yes X               No

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
                        2,679,101 shares of Common Stock

            Transitional Small Business Disclosure Format (check one)

          Yes                 No  X

                   ROYAL CANADIAN FOODS CORP. AND SUBSIDIARIES

                         FORM 10-QSB FIRST QUARTER 1996

                                      INDEX

PART I                                                          Page No.
------                                                          --------
Financial Information:

Condensed Consolidated Balance Sheet-
  August 31, 1996 and May 31, 1996                                2

Condensed Consolidated Statement of Operations - For
  the Three Months Ended August 31, 1996 and 1995                 3

Condensed Consolidated Statement of Cash Flows - For
  the Three Months Ended August 31, 1996 and 1995                 4

Notes to Condensed Consolidated Financial Statements            5 - 6

Management's Discussion and Analysis of Financial
 Condition and Results of Operations                            7 - 9


Part II

Item 1. Legal Proceedings                                         9

Item 2. Changes in Securities                                     9

Item 3. Defaults upon Senior Securities                           9

Item 4. Submission of Matters to a Vote of Security Holders       9

Item 5. Other Information                                         9

Item 6. Exhibits and Reports on Form 8-K                          9

Signatures

                   ROYAL CANADIAN FOODS CORP. AND SUBSIDIARIES

                      Condensed Consolidated Balance Sheet

                                     ASSETS

                                        August 31,        May 31,
                                           1996            1996
                                           ----            ----
                                        Unaudited           *

Current Assets:
  Cash                                 $   57,855      $   23,811
  Accounts receivable                       1,947             453
  Inventory                                12,042          13,381
  Prepaid expenses                          7,777          25,277
                                       ----------       ---------
Total Current Assets                       79,621          62,922

Property and Equipment, Net               785,185         746,210
Investments in Corporate Joint
  Ventures, at Equity                     216,857         180,763
Cash Restricted for Restaurant
  Development Expenditures                   -             62,503
Security Deposits                          82,019          82,019
                                       ----------       ---------
Total Assets                           $1,163,682      $1,134,417
                                       ==========      ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                     $  135,033      $  131,704
  Taxes payable, other than on income     409,527         407,374
  Accrued officers' salaries              303,301         270,826
  Accrued expenses, other                 261,870         154,655
  Loan payable, stockholder                 6,605          59,439
  Deferred income                          23,014          39,181
  Deferred rent expense                     1,350             422
                                       ----------      ----------
Total Current Liabilities               1,140,700       1,063,601

Loan Payable, Stockholder                 300,000         300,000
Note Payable, Other Related Party         102,500            -
Deferred Rent Expense                     172,626         168,251

Total Liabilities                       1,715,826       1,531,852
                                       ----------      ----------
Stockholders' Deficit:
  Common stock, $ .005 par value;
   10,000,000 shares authorized            13,396          12,750
  Additional paid-in capital            1,657,266       1,391,460

  Accumulated deficit                  (2,222,806)     (1,801,645)
                                        ---------       ---------
Total Stockholders' Deficit            (  552,144)     (  397,435)
                                        ---------       ---------
Total Liabilities and Stockholders'
  Deficit                              $1,163,682      $1,134,417
                                       ==========      ==========

See accompanying notes to condensed consolidated financial statements.
* Condensed from audited financial statements.

                   ROYAL CANADIAN FOODS CORP. AND SUBSIDIARIES
                 Condensed Consolidated Statement of Operations

                                                 Three Months Ended
                                                    August 31,
                                              ----------------------
                                                 1996         1995
                                                 ----         ----
Sales                                        $  617,637   $  316,494
Cost of sales                                   202,347      113,514
                                             ----------   ----------
Gross profit                                    415,290      202,980
                                             ----------   ----------
Restaurant labor                                133,697       52,860
Rent                                             69,185       66,333
Other occupancy and operating
  expenses                                      156,777      174,384
Selling, general and
  administrative expenses                       171,654      124,999
Research and development                        261,038         -
Share of losses of corporate
  joint-venture                                  22,024         -
Interest expense, net of interest income
  of $24 in 1995                                 22,076        9,210
                                             ----------   ----------
Total expenses                                  836,451      427,786
                                             ----------   ----------
Net loss                                     $ (421,161)  $ (224,806)
                                             ----------   ----------
Net loss per share                           $   (.16)    $   (.09)
                                             ==========   =========

Weighted average number of
  shares outstanding                          2,636,111    2,500,000
                                             ==========   ==========

See accompanying notes to condensed consolidated financial statements.

                   ROYAL CANADIAN FOODS CORP. AND SUBSIDIARIES
                 Condensed Consolidated Statement of Cash Flows

                                               Three Months Ended
                                                   August 31,
                                               --------------------
                                                 1996        1995
                                                 ----        ----
Cash Flows From Operating Activities:

  Net loss                                   $(421,161)   $(224,806)
                                             ---------    ---------
  Adjustments to reconcile net loss to net
    cash required by operating activities:
      Deferred income                          (16,167)     (16,705)
      Deferred rent expense                      5,303        6,963
      Depreciation and amortization             19,210       13,724
      Share of loss in joint venture            22,024         -
      Interest accrued on related party loans    8,666        5,117
      Contingently payable interest              8,250        1,000
      Changes in assets and liabilities:

        Accounts receivable                     (1,494)       4,664
        Inventory                                1,339       (5,625)
        Prepaid expenses                        17,500         -
        Accounts payable                         3,329       (3,673)
        Accrued expenses                       139,690      128,451
        Taxes payable, other than on income      2,153       47,455
                                             ---------    ---------
Total adjustments                              209,803      181,371
                                             ---------    ---------
Net cash required by operating activities     (211,358)     (43,435)
                                             ---------    ---------
Cash Flows From Investing Activities:
  Capital expenditures                         (58,185)        (995)
  Expenditure (receipt) of cash restricted
   to property and equipment additions          62,503     (150,000)
  Investment in corporate joint venture        (58,118)        -
                                             ---------    ---------
  Net cash required by investing activities    (53,800)    (150,995)
                                             ---------    ---------

Cash Flows From Financing Activities:

  Proceeds (repayment) of stockholder loans    (59,000)      39,400
  Sales of common stock                        258,202         -
  Addition to paid-in capital                     -         150,000

  Loan proceeds, other related party           100,000         -
                                             ---------    ---------
Net cash provided by financing activities      299,202      189,400
                                             ---------    ---------
Net increase (decrease) in cash                 34,044       (5,030)

Cash, beginning of period                       23,811       12,222
                                             ---------    ---------
Cash, end of period                          $  57,855    $   7,192
                                             =========    =========
Additional Cash Flow Information:
Interest paid during the period              $   5,160    $   3,116
                                             =========    =========
Non-cash investing and financing activities:
Interest contingently payable added to
  additional paid-in capital                 $   8,250    $   1,000
                                             =========    =========

See accompanying notes to condensed consolidated financial statements.

                   ROYAL CANADIAN FOODS CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of August 31, 1996, and the results of operations and cash flows for the three-month periods ended August 31, 1996 and 1995.

Note 2

The condensed consolidated results of operations for the three-month period ended August 31, 1996 are not necessarily indicative of the results to be expected for the full fiscal year.

Note 3

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred operating losses since its inception and at August 31, 1996 has an accumulated deficit of $2,222,806 and a total stockholders' deficit of $552,144. Also at such date, the Company has negative working capital of $1,061,079. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management is planning another public offering of its equity securities, this time on a firm commitment basis. If consummated, such offering will result in sufficient equity and working capital to finance the Company's planned restaurant expansion as well as its wholesale distribution division. Management also believes that it will ultimately attain profitable operations although there is no assurance that such goal will be achieved. The accompanying financial statements do not include any adjustment relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary if the Company is unable to continue in existence. (See Notes 6, 7, 8, 9, and 10).

Note 4

The Company's president and principal stockholder had previously extended the maturity date of $300,000 of his unsecured loan to December 31, 1997. As of August 31, 1996, such loan totalled $306,605, of which $6,605 is accordingly classified as a current liability.

Note 5

On July 27, 1996, the Company's joint venture restaurant located at 1216 Washington Avenue in Miami Beach, Florida opened for business. Total development costs were approximately $400,000. For its initial period of operations ended August 31, 1996, the joint venture lost $44,048. After recording its fifty percent share of this loss, the Company's investment in the joint venture is $216,857.


Note 6

The Company's investment in the corporate joint venture together with related administrative and travel expenses as well as the loss incurred on the terminated lease of the second joint venture were all funded principally from the proceeds of a financing commitment from a third party investor. Of the
aggregate $300,000 commitment, $275,000 has been advanced.                   5.

                   ROYAL CANADIAN FOODS CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 6 (Continued)

The agreement provides that repayment of the principal together with interest thereon at the rate of 12% is required only in the event of and from the proceeds of a public offering of the Company's common stock.

On August 30, 1996, certain restrictions regarding the allocation and use of the funds for development purposes were eliminated. Subsequent to August 31, 1996, additional restrictions under the agreement were also eliminated. (See Note 9).

Note 7

In July and August of 1996 the Company sold a total of 129,101 newly issued shares of common stock - all at a price of $2.00 per share - and received $258,202 in the aggregate.

Note 8

The Company's research and development expenditures for its wholesale distribution division were as follows for the three months ended August 31, 1996:

      Divisional manager's consulting fees                 $  9,160
      Product development and analysis                       84,950
      Package designing                                     138,080
      Shows, marketing and other                             28,848
                                                           --------
      Total research and development expenses              $261,038
                                                           ========

Note 9

On October 11, 1996, the third party investor waived all restrictions on the use of the amounts advanced under the financing agreement; as amended, the agreement requires only that the Company use the funds in its operations.

Note 10


On November 19, 1996, the Company's underwriter agreed to amend its letter of intent for the Company's second public offering of its equity securities to change from a best-efforts type to a firm commitment type underwriting, which generally provides that all shares will be sold if one is sold, and also to reduce the exercise price of the underwriter's stock purchase warrants from 165% of the public offering price to 120% thereof.

Note 11

Loss per share is based upon the loss for each period divided by the weighted average number of common shares outstanding during each period. Common stock purchase warrants, exercisable for a four-year period from October 8, 1994, are required to be considered when calculating loss per share data. However for the three-month periods ended August 31, 1996 and 1995, the effect of the common stock purchase warrants is anti-dilutive and is therefore ignored.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Sales for the quarter ended August 31, 1996 increased by $301,143 to $617,637 from $316,494 for the quarter ended August 31, 1995, a 95.1% increase. Each of the Company's restaurants was open throughout both quarters. All three restaurants had sales gains. The Broadway Restaurant had the biggest sales increase gaining 131.4% over the corresponding quarter last year to become the Company's sales leader this quarter. The Third Avenue Restaurant, the Company's newest location and still its smallest in terms of sales, had a 98.0% increase from the prior year. The Second Avenue Restaurant, the Company's longest established location, gained 65.4% of sales compared to 1995. All of the sales gains are attributable to the following factors: Added restaurant staff and supervisory personnel; improved operations and service; and increased customer recognition, acceptance and loyalty. The more than doubling of sales at the Broadway Restaurant was also helped by significant improvements and renovations to the physical premises.

Cost of sales increased by $88,833 or 78.3%, to $202,347 in 1996 from $113,514 in 1995. As a percentage of sales, cost of sales declined by 3.1% to 32.8% in 1996 from 35.9% in 1995, reflecting more efficient food utilization due to the volume increases at all three restaurants.

Restaurant labor expenses increased by $80,837, or 152.9%, to $133,697 in 1996 from $52,860 in 1995, reflecting management's decision to add staff to spur sales as well as the actual sales gains. As a percentage of sales, labor increased by 4.9% to 21.6% in 1996 from 16.7% in 1995, due principally to the added personnel.


Rent expense increased by $2,852, or 4.3%, to $69,185 in 1996 from $66,333 in 1995, reflecting some minor increases in pass-thru items from landlords. As a percentage of sales, rent decreased by 9.8% to 11.2% in 1996 from 21.0% in 1995, a result of the large sales increases.

Other occupancy and operating expenses decreased by $17,607, or 10.1%, to $156,777 in 1996 from $174,384 in 1995. As a percentage of sales, these expenses were more than halved to 25.4% in 1996 from 55.1% in 1995, in large part due to the sales increases but also resulting from certain decreases in absolute terms in the following items: Utilities due to a mild summer compared to the unusually hot one the prior year; repairs and maintenance, reflecting a cyclical reversal of the prior year's increase; and cleaning expenses, again more due to cyclical variations than specific causative factors.

Selling, general and administrative expenses increased by $46,655 or 37.3% to $171,654 in 1996 from $124,999 in 1995. As a percentage of sales, they decreased by 11.7% to 27.8% in 1996 from 39.5% in 1995. Specifically selling expenses decreased by 3.3% of sales, due to (i) the Company's intentionally not incurring any conventional advertising expenses during the quarter (a 1.5% savings), and
(ii) the increase in the Company's sales was achieved with no increase in absolute terms in credit card utilization including the Company's prepaid promotional discount program with certain credit card companies. As a result, these items resulted in a 1.8% savings as a percentage of sales. Other savings that were realized as a percentage of sales were in office expenses (0.9%) and payroll and other taxes (0.5%).

Several other general and administrative expenses increased in absolute terms but decreased as a percentage of sales; those which increased as a percentage of sales were professional fees (2.9% of sales), due to the expanded scope of the Company's operations including its joint-venture activities and its new wholesale distribution division and travel (0.9% of sales), principally related to the joint-venture. Other variations in expense items in this category were individually not material.

Research and development expenditures for the new wholesale distribution division were $261,038. (See Note 8 to the Condensed Consolidated Financial Statements).

The Company's share of losses incurred by its Florida joint-venture for its first five weeks of business was $22,024. (See Note 5 to the Condensed Consolidated Financial Statements).

Interest expense increased by $12,866 to $22,076 in 1996 from $9,234 in 1995, a 140% increase. Interest expense recognized on the contingent liability (now at $275,000) was $8,250 for the quarter, an increase of $7,250 from the prior year. Additional paid-in capital is credited for the equivalent amount. Certain restrictions on the use of the funds advanced under the related financing agreement have been eliminated. (See Liquidity and Notes 6 and 9 to the

Condensed Consolidated Financial Statements). Interest of $2,500 was also accrued on the new (non-contingent) third party loan. Interest on the officer loan increased by $1,049 to $6,166 in 1996. At August 31, 1996, $306,605 of such loan is outstanding, of which $6,605 is a current liability; the due date of the balance has been extended through December 31, 1997. Interest charged on late-paid payroll and sales taxes accounts for the balance of the increase.

Due to operating losses sustained, no income taxes were incurred in either the 1996 or 1995 quarters.

Liquidity

The Company's working capital deficit increased by $60,400 from $1,000,679 at May 31, 1996 to $1,061,079 at August 31, 1996. The Company's unrestricted cash balance increased by $34,044 to $57,855 at August 31, 1996.

Operating activities required $211,358. Significant non-cash items included deferred income applied of $16,167 and depreciation, deferred rent and certain interest items of $5,303, $19,210 and $16,916, respectively. A further non-cash item was the $22,024 share of the Florida joint-venture's initial loss. Changes in applicable assets and liabilities related to operations provided $162,517.

Investing activities required $58,185 for capital expenditures. Additional investments in the Florida joint-venture required $58,118. Expenditures of cash of $62,503 restricted by the related financing agreement to property and equipment additions were recorded as investing inflows. As a result, investing activities required a net outflow of $53,800.

Financing activities provided $299,202. Sales of stock at $2.00 per share pursuant to Regulations "S" provided $258,202. The new (non-contingent) third party loan provided $100,000. A stockholder loan repayment required $59,000.

At August 31, 1996, the Company's liquidity and financial condition reflected deficiencies in net working capital and stockholders' equity of $1,061,079 and $552,144, respectively. The Company is planning a second public offering for gross proceeds of $6,000,000 on a firm commitment basis. There is no assurance that such offering will be consummated.

The Company has been proceeding with the development of a new wholesale distribution division. The Company will need additional funds to complete such development and commence its wholesale operations; either from the proceeds of the planned public offering or from interim or alternate debt or equity financing or a combination thereof.

The Company will also seek to develop up to three new restaurants in Florida, most likely through wholly owned subsidiaries rather than joint-ventures. The funds for these new restaurants are expected to come from the public offering.


In addition to consummating its entry into wholesale distribution as well as developing new restaurants, the Company must find a way to make both its existing and planned new operations and/or locations profitable. While sales gains at the New York restaurants are encouraging, profitable operations are critical to the Company's long-term viability; to reach the long-term goal, the near-term critical need is to consummate the necessary financing to implement the Company's expansion plans. The continuation of the Company as a going concern is dependent thereon.

PART II.  OTHER INFORMATION

Item 1-5. Not Applicable

Item 6.   Exhibits and Reports on Form 8-K

          None

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               ROYAL CANADIAN FOODS CORP.

Date: January 17, 1997         By:/s/Sheldon Golumbia
                                  ------------------------------
                                  Sheldon Golumbia, President
                                  and Principal Financial Officer