Form 10QSB
period 1996-11-30
ROYAL CANADIAN FOODS CORP
filed 1997-04-11
CIK 911318

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended November 30, 1996

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

          Yes X               No
             ---                ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
                        2,679,101 shares of Common Stock

            Transitional Small Business Disclosure Format (check one)

Yes       No  X
   ---      ---

                   ROYAL CANADIAN FOODS CORP. AND SUBSIDIARIES

                         FORM 10-QSB SECOND QUARTER 1996

                                      INDEX

PART I

                                                      Page No.

Financial Information:

Condensed Consolidated Balance Sheets-
  November 30, 1996 and May 31, 1996                      2

Condensed Consolidated Statements of Operations-for
  the Three and Six Months Ended November 30, 1996
  and 1995                                               3-4

Condensed Consolidated Statements of Cash Flows-for
  the Six Months Ended November 30, 1996 and 1995         5

Notes to Condensed Consolidated Financial Statements     6-8

Management's Discussion and Analysis of Financial
  Condition and Results of Operations                    9-12

Part II

Item 1. Legal Proceedings                                 12

Item 2. Changes in Securities                             12

Item 3. Defaults upon Senior Securities                   12

Item 4. Submission of Matters to a Vote of Security
        Holders                                           12

Item 5. Other Information                                 12

Item 6. Exhibits and Reports on Form 8-K                  12

Signatures

                 ROYAL CANADIAN FOODS CORP. AND SUBSIDIARIES
                    Condensed Consolidated Balance Sheets

                           ASSETS

                                      November 30,        May 31,
                                          1996             1996
                                          ----             ----
                                      Unaudited             *

Current Assets:
  Cash                                 $   27,000      $   23,811
  Accounts receivable                       1,526             453
  Inventory                                13,246          13,381
  Prepaid expenses                         10,427          25,277
                                       ----------       ---------

Total Current Assets                       52,199          62,922

Property and Equipment, Net               862,125         746,210
Investments in Corporate Joint
  Ventures, at Equity                     205,341         180,763
Cash Restricted for Restaurant
  Development Expenditures                   -             62,503
Security Deposits                          82,019          82,019
                                       ----------       ---------

Total Assets                           $1,201,684      $1,134,417
                                       ==========      ==========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                     $  183,487      $  131,704
  Taxes payable, other than on income     466,888         407,374
  Accrued officers' salaries              367,186         270,826
  Accrued expenses, other                 315,807         154,655
  Loan payable, stockholder                13,250          59,439
  Deferred income                           4,358          39,181
  Deferred rent expense                     2,278             422
                                       ----------      ----------

Total Current Liabilities               1,353,254       1,063,601

Loan Payable, Stockholder                 300,000         300,000
Note Payable, Other Related Party         208,000            -
Deferred Rent Expense                     176,742         168,251
                                       ----------      ----------

Total Liabilities                       2,037,996       1,531,852

                                       ----------      ----------

Stockholders' Deficit:
  Common stock, $ .005 par value;
   10,000,000 shares authorized            13,396          12,750
  Additional paid-in capital            1,665,516       1,391,460
  Accumulated deficit                  (2,515,224)     (1,801,645)
                                        ---------       ---------
Total Stockholders' Deficit            (  836,312)     (  397,435)
                                        ---------       ---------

Total Liabilities and Stockholders'
  Deficit                              $1,201,684      $1,134,417
                                       ==========      ==========

See accompanying notes to condensed consolidated financial statements.
* Condensed from audited financial statements.

                   ROYAL CANADIAN FOODS CORP. AND SUBSIDIARIES
                 Condensed Consolidated Statement of Operations

                                                 Three Months Ended
                                                    November 30,
                                             ------------------------
                                                 1996         1995
                                                 ----         ----
Sales                                        $  733,988   $  599,120
Cost of sales                                   238,299      195,224
                                             ----------   ----------

Gross profit                                    495,689      403,896
                                             ----------   ----------

Restaurant labor                                140,884      134,523
Rent                                             70,426       70,113
Other occupancy and operating
  expenses                                      136,256      140,476
Selling, general and
  administrative expenses                       202,642      169,924
Research and development                        192,812         -
Share of losses of corporate
  joint-venture                                  19,968         -
Interest expense                                 25,119       16,455
                                             ----------   ----------

Total expenses                                  788,107      531,491
                                             ----------   ----------

Net loss                                     $ (292,418)  $ (127,595)
                                             ----------   ----------

Net loss per share                           $   (.11)    $   (.05)
                                             ==========   ==========

Weighted average number of
  shares outstanding                          2,679,101    2,500,000
                                             ==========   ==========

See accompanying notes to condensed consolidated financial statements.

                   ROYAL CANADIAN FOODS CORP. AND SUBSIDIARIES
                 Condensed Consolidated Statement of Operations

                                                 Six Months Ended
                                                    November 30,
                                              ----------------------
                                                 1996         1995
                                                 ----         ----

Sales                                        $1,351,625   $  915,614
Cost of sales                                   440,646      308,738
                                             ----------   ----------

Gross profit                                    910,979      606,876
                                             ----------   ----------

Restaurant labor                                274,581      187,383
Rent                                            139,611      136,446
Other occupancy and operating
  expenses                                      293,033      314,860
Selling, general and
  administrative expenses                       374,296      294,923
Research and development                        453,850         -
Share of losses of corporate
  joint-venture                                  41,992         -
Interest expense, net of interest income
  of $25 in 1995                                 47,195       25,665
                                             ----------   ----------

Total expenses                                1,624,558      959,277
                                             ----------   ----------

Net loss                                     $ (713,579)  $ (352,401)
                                             ----------   ----------

Net loss per share                           $   (.27)    $   (.14)
                                             ==========   ==========

Weighted average number of
  shares outstanding                          2,657,489    2,500,000
                                             ==========   ==========

See accompanying notes to condensed consolidated financial statements.

                   ROYAL CANADIAN FOODS CORP. AND SUBSIDIARIES
                 Condensed Consolidated Statement of Cash Flows

                                                 Six Months Ended
                                                   November 30,
                                             ----------------------
                                                 1996        1995
                                                 ----        ----

Cash Flows From Operating Activities:

  Net loss                                   $(713,579)   $(224,806)
                                             ---------    ---------
  Adjustments to reconcile net loss to net
   cash required by operating activities:
     Deferred income                           (34,823)     (16,705)
     Deferred rent expense                      10,347        6,963
     Depreciation and amortization              39,810       13,724
     Share of loss in joint venture             41,992         -
     Interest accrued on related party loans    20,811        5,117
     Contingently payable interest              16,500        1,000
     Changes in assets and liabilities:

       Accounts receivable                      (1,073)       4,664
       Inventory                                   135       (5,625)
       Prepaid expenses                         14,850         -
       Accounts payable                         51,783       (3,673)
       Accrued expenses                        257,512      128,451
       Taxes payable, other than on income      59,514       47,455
                                             ---------    ---------

Total adjustments                              477,358      181,371
                                             ---------    ---------

Net cash required by operating activities     (236,221)     (43,435)
                                             ---------    ---------

Cash Flows From Investing Activities:
  Capital expenditures                        (155,725)        (995)
  Expenditure (receipt) of cash restricted
   to property and equipment additions          62,503     (150,000)
  Investment in corporate joint venture        (66,570)        -
                                             ---------    ---------
  Net cash required by investing activities   (159,792)    (150,995)
                                             ---------    ---------
Cash Flows From Financing Activities:
  Proceeds (repayment) of stockholder loans    (59,000)      39,400
  Sales of common stock                        258,202         -
  Addition to paid-in capital                     -         150,000
  Loan proceeds, other related party           200,000         -
                                             ---------    ---------

Net cash provided by financing activities      399,202      189,400
                                             ---------    ---------

Net increase (decrease) in cash                  3,189       (5,030)

Cash, beginning of period                       23,811       12,222
                                             ---------    ---------

Cash, end of period                          $  27,000    $   7,192
                                             =========    =========

Additional Cash Flow Information:
Interest paid during the period              $   9,884    $   3,116
                                             =========    =========

Non-cash investing and financing activities:
Interest contingently payable added to
  additional paid-in capital                 $  16,500    $   1,000
                                             =========    =========

See accompanying notes to condensed consolidated financial statements.

                   ROYAL CANADIAN FOODS CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of November 30, 1996, and the results of operations and cash flows for the three and six-month periods ended November 30, 1996 and 1995.

Note 2

The condensed consolidated results of operations for the three and six-month periods ended November 30, 1996 are not necessarily indicative of the results to be expected for the full fiscal year.

Note 3

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred operating losses since inception and at November 30, 1996 has an accumulated deficit of $2,515,224 and a total stockholders' deficit of $836,312. Also at such date, the Company has negative working capital of $1,301,055. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management is planning another public offering of its equity securities, this time on a firm commitment basis. If consummated, such offering will result in sufficient equity and working capital to finance the Company's planned restaurant expansion as well as its wholesale distribution division. Management also believes that it will ultimately attain profitable operations although there is no assurance that such goal will be achieved. The accompanying financial statements do not include any adjustment relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary if the Company is unable to continue in existence. (See Notes 4, 6, 7, 8, 9, 10 and 11).

Note 4

The Company's president and principal stockholder had previously extended the maturity date of $300,000 of his unsecured loan to December 31, 1997. As of November 30, 1996, such loan totalled $313,250, of which $13,250 is accordingly classified as a current liability.

Note 5

On July 27, 1996, the Company's joint venture restaurant located at 1216 Washington Avenue in Miami Beach, Florida opened for business. Total development costs were approximately $375,000. The joint venture lost $44,018 for its initial five-week period ended August 31, 1996 and $83,984 for the approximately four-month period ended November 30, 1996. After recording its fifty percent share of this loss, the Company's investment in the joint venture is $205,341.

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

On August 30, 1996, certain restrictions regarding the allocation and use of the funds for development purposes were eliminated. In October 1996, the investor waived all restrictions on the use of the amounts advanced under the agreement; as amended, the agreement requires only that the Company use the funds in its operations.

Note 7

In July and August of 1996, the Company sold a total of 129,101 newly issued shares of common stock, all at a price of $2.00 per share, for $258,202 in the aggregate. Such shares were sold under Regulation "S" of the Securities Act of 1933. (See Note 10).

Note 8

The Company's research and development expenditures for its wholesale distribution division were as follows for the three and six month periods ended November 30, 1996:

                                               Three        Six
                                              Months      Months
                                              ------      ------
Product development and analysis             $ 41,900    $126,850
Package designing                             110,809     248,889
Shows, marketing and other                     40,103      78,111
                                             --------    --------
Total research and development expenses      $192,812    $453,850
                                             ========    ========

Note 9

On September 16, 1996, the Company borrowed an additional $100,000 from the affiliate of the third party investor who provided the $300,000 restaurant financing commitment. This loan also bears interest at 12% and is due December 31, 1997, except that it must be prepaid from the proceeds of a public offering should one be consummated prior thereto. At November 30, 1996, interest accrued on the $200,000 of loan principal totals $8,000.

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

                   ROYAL CANADIAN FOODS CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 11

In January 1997, the Company sold, in two transactions, a total of 114,973 newly issued shares of common stock, all at a price of $2.00 per share, for $229,946 in the aggregate. Such shares were sold under Regulation "S" of the Securities Act of 1933.

Note 12

Loss per share is based upon the loss for each period divided by the weighted average number of common shares outstanding during each period. Common stock purchase warrants, exercisable until October 7, 1998, are required to be considered when calculating loss per share data. However for the three and six-month periods ended November 30, 1996 and 1995, the effect of the common stock purchase warrants is anti-dilutive and is therefore ignored.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Sales for the quarter ended November 30, 1996 increased by $134,868 to $733,988 from $599,120 for the quarter ended November 30, 1995, a 22.5% increase. The Company operated three restaurants throughout both quarterly and year-to-date periods. Sales for the 1996 quarter increased at all three restaurants with percentage sales gains of 47%, 29%, and 5%, for the Third Avenue, Broadway and Second Avenue locations, respectively. Management attributes the sales gains generally to continuing improvements in operations arising from using better qualified, more experienced chefs in each restaurant as well as a full-time manager for each location. The 47% gain for Third Avenue reflects in part the smaller, earlier period base amount to which the increase is compared for the Company's newest restaurant, still the smallest in terms of sales. The 29% increase at the Broadway location was spurred by significant improvements and renovations to the physical premises. Sales increases over the first quarter of fiscal 1996 were 23%, 14% and 21%, reflecting seasonal gains over the slower Summer months. For the six-months, total sales increased by $436,011, or 47.6% to $1,351,625 in 1996 from $915,614 in 1995.

Cost of sales increased by $43,075 to $238,299 from $195,224 for the quarter and by $131,908 to $440,646 from $308,738 for the six months, increases of 22.1% and 42.7%, respectively, paralleling the sales increases. As a percentage of sales, these costs decreased by 0.1% to 32.5% from 32.6% for the quarter and by 1.1% to 32.6% from 33.7% for the six months. The improvement in gross margins is a product of the greater efficiency of raw food use associated with higher sales. On a quarter-to- quarter basis within the current year, cost of sales declined by 0.3%, reflecting the sales gains.

Restaurant labor expenses increased by $6,361 to $140,884 from $134,523 for the quarter and by $87,198 to $274,581 from $187,383 for the six months, increases of 4.7% and 46.5%, respectively, reflecting principally the staffing additions made during the first quarter of 1996 as well as the actual sales gains. As a percentage of sales, labor costs decreased by 3.3% to 19.2% from 22.5% for the quarter and by 0.2% to 20.3% from 20.5% for the six months, reflecting increased productivity now that a larger sales base has been attained. The quarter to quarter comparison within the current year shows a 2.4% decrease from 21.6%, again reflecting productivity gains. Management believes these productivity gains indicate it now has the proper level of management, culinary and general staff at each location, and is hopeful of additional sales gains with continued disproportionately less added labor costs as operations continue to improve and become more efficient.

Rent expense increased by $313 to $70,426 from $70,113 for the quarter and by $3,165 to $139,611 from $136,446 for the six months, increases of 0.4% and 2.3%, respectively. The increases reflect quarterly variations in pass-through items from landlords. As a percentage of sales, rent declined by 2.1% to 9.6% from 11.7% for the quarter and by 4.6% to 10.3% from 14.9% for the year-to-date.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (continued)

The quarter to quarter comparison within the current year shows a 1.6% decrease, reflecting the increase in sales relative to rent expense.

Other occupancy and operating expenses decreased by $4,220 to $136,256 from $140,476 for the quarter and by $21,827 to $293,033 from $314,860 for the six months, decreases of 3.0% and 5.9%, respectively. As a percentage of sales, these expenses decreased by 4.8% to 18.6% from 23.4% for the quarter and by 12.7% to 21.7% from 34.4% for the six months, reflecting the economies of scale now being realized by the Company as many of the costs in this category are fixed or semi-fixed in nature. The quarter-to-quarter improvement within the current year of 6.8% from 25.4% underscores the effect of the Company's sales volume leverage on many occupancy expenses in this category as well as certain operating savings occasioned by the more temperate Fall months. Percentage of sales savings in both the quarterly and six-month periods occurred in operating supplies, utilities, repairs and maintenance, cleaning supplies and employee uniforms and garbage removal.

Selling, general and administrative expenses rose by $32,718 to $202,642 from $169,924 for the quarter and by $79,373 to $374,296 from $294,923 from $292,100 for the six months, increases of 19.3% and 26.9%, respectively. As a percentage of sales, these expenses decreased by 0.8% to 27.6% from 28.4% for the quarter and by 4.5% to 27.1% from 32.2% for the year-to-date period. The 4.5% decrease as a percentage of sales for the sixth months was principally attributable to the effect of the sales increase on officers' salaries which, while constant in dollar amounts, declined by 4.8% of sales. Selling expenses, principally advertising and credit card dining discounts decreased by 1.4% of sales while general and administrative expenses, principally travel and professional fees increased by 1.7% of sales. The quarter-to-quarter comparison within the current fiscal year reflects an improvement of 0.2% of sales.

Research and development expenditures for the new wholesale distribution division were $192,812 for the quarter and $43,850 for the six months. (See Note 8 to the Condensed Consolidated Financial Statements).

The Company's share of losses incurred by its Florida joint-venture was $19,968 for the quarter and $41,992 for the six months. (See Note 5 to the Condensed Consolidated Financial Statements).

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations (continued)

Interest expense increased by $8,664 to $25,119 from $16,455 in the quarter and by $21,530 to $47,195 from $25,665 for the six months reflecting (i) interest of $6,645 for the quarter and $12,811 for the six months on officer loans outstanding bearing interest at 9% (see Note 4 to the Condensed Consolidated Financial Statements); (ii) interest of $8,250 for the quarter and $16,500 for the six months recognized on the $275,000 contingent liability (see Note 6 to the Condensed Consolidated Financial Statements); (ii) interest of $2,500 for the quarter and $8,000 for the six months on the other (non-contingent) third party loan (see Note 9 to the Condensed Consolidated Financial Statements); and
(iv) incidental interest on certain late-paid sales tax and rent payments.

Due to operating losses sustained, no income taxes were incurred in either quarterly or year-to-date period.

Liquidity

The Company's working capital deficit increased by $300,376 from $1,000,679 at May 31, 1996 to $1,301,055 at November 30, 1996. The Company's unrestricted cash balance increased by $3,189 to $27,000 at November 30, 1996.

Operating activities required $236,221. Significant non-cash items included deferred income applied of $34,823 and deferred rent, depreciation and certain interest items of $10,347, $39,810 and $37,311, respectively. A further non-cash item was the $41,992 share of the Florida joint-venture's initial loss. Changes in applicable assets and liabilities related to operations provided $382,721.

Investing activities required $155,725 for capital expenditures. Additional investments in the Florida joint-venture required $66,570. Expenditures of cash of $62,503 restricted by the related financing agreement to property and equipment additions were recorded as investing inflows. As a result, investing activities required a net outflow of $159,792.

Financing activities provided $399,202. Sales of stock at $2.00 per share pursuant to Regulations "S" of the Securities Act of 1933 provided $258,202. The new (non-contingent) third party loan provided $200,000. A stockholder loan repayment required $59,000.

At November 30, 1996, the Company's liquidity and financial condition reflected deficiencies in net working capital and stockholders' equity of $1,301,055 and $836,312 respectively. In January of 1997, the Company sold 114,973 newly issued shares of common stock under Regulation "S" of the Securities Act of 1933 and received aggregate net proceeds of $229,946. The Company is planning a second public offering for gross proceeds of $6,000,000 on a firm commitment basis. There is no assurance that such offering will be consummated.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations (continued)

The Company has been proceeding with the development of a new wholesale distribution division. The Company will need additional funds to complete such development and commence its wholesale operations; either from the proceeds of the planned public offering or from interim or alternate debt or equity financing or a combination thereof.

The Company will also seek to develop up to three new restaurants in Florida, most likely through wholly owned subsidiaries rather than joint-ventures. The funds for these new restaurants are expected to come from the public offering. The Company has identified a suitable site for one such restaurant and is negotiating a lease therefor.

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

                                          ROYAL CANADIAN FOODS CORP.

Date: April 10, 1997                      By: /s/Sheldon Golumbia
                                              ---------------------------
                                              Sheldon Golumbia, President
                                              and Principal Financial Officer