Form 10QSB
period 1997-02-28
ROYAL CANADIAN FOODS CORP
filed 1997-06-06
CIK 911318

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended February 28, 1997

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

                        2,793,574 shares of Common Stock

            Transitional Small Business Disclosure Format (check one)

Yes       No  X

                   ROYAL CANADIAN FOODS CORP. AND SUBSIDIARIES

                         FORM 10-QSB THIRD QUARTER 1997

                                      INDEX


PART I

                                                      Page No.
                                                      --------

Financial Information:

Condensed Consolidated Balance Sheet-
  February 28, 1997 and May 31, 1996                      2

Condensed Consolidated Statement of Operations-for
  the Three and Nine Months Ended February 28, 1997
  and February 29, 1996                                  3-4

Condensed Consolidated Statement of Cash Flows-for
  the Nine Months Ended February 28, 1997 and
  February 29, 1996                                       5

Notes to Condensed Consolidated Financial Statements     6-8

Management's Discussion and Analysis of Financial
  Condition and Results of Operations                    9-12



Part II

Item 1. Legal Proceedings                                 12

Item 2. Changes in Securities                             12

Item 3. Defaults upon Senior Securities                   12

Item 4. Submission of Matters to a Vote of Security
        Holders                                           12

Item 5. Other Information                                 12

Item 6. Exhibits and Reports on Form 8-K                  12

Signatures

                   ROYAL CANADIAN FOODS CORP. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheet

                                     ASSETS

                                      February 28,      May 31,
                                            1997         1996
                                       ----------      ----------
                                        Unaudited           *

Current Assets:
  Cash                                 $   14,722      $   23,811
  Accounts receivable                         -               453
  Inventory                                14,570          13,381
  Prepaid expenses                         36,377          25,277
                                       ----------      ----------

Total Current Assets                       65,669          62,922

Property and Equipment, Net               946,288         746,210
Investments in Corporate Joint
  Ventures, at Equity                     186,992         180,763
Cash Restricted for Restaurant
  Development Expenditures                   -             62,503
Security Deposits                          82,019          82,019
                                       ----------      ----------

Total Assets                           $1,280,968      $1,134,417
                                       ==========      ==========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                     $  186,105      $  131,704
  Taxes payable, other than on income     489,006         407,374
  Accrued officers' salaries              432,378         270,826
  Accrued expenses, other                 258,826         154,655
  Notes payable, related parties          333,206          59,439
  Deferred income                          39,650          39,181
  Deferred rent expense                     3,206             422
                                       ----------      ----------

Total Current Liabilities               1,742,377       1,063,601

Note Payable, Stockholder                 200,000         300,000
Deferred Rent Expense                     180,157         168,251
                                       ----------      ----------

Total Liabilities                       2,122,534       1,531,852
                                       ----------      ----------



Stockholders' Deficit:
  Common stock, $ .005 par value;
   10,000,000 shares authorized            13,970          12,750
  Additional paid-in capital            1,903,138       1,391,460
  Accumulated deficit                  (2,758,674)     (1,801,645)
                                       ----------      ----------

Total Stockholders' Deficit            (  841,566)     (  397,435)
                                       ----------      ----------


Total Liabilities and Stockholders'
  Deficit                              $1,280,968      $1,134,417
                                       ==========      ==========


See accompanying notes to condensed consolidated financial statements.
* Condensed from audited financial statements.

                   ROYAL CANADIAN FOODS CORP. AND SUBSIDIARIES
                 Condensed Consolidated Statement of Operations

                                                Three Months Ended
                                                 February 28 & 29,
                                             -----------------------
                                                1997         1996
                                             ----------   ----------

Sales                                        $  795,397   $  633,914
Cost of sales                                   252,489      202,767
                                             ----------   ----------

Gross profit                                    542,908      431,147
                                             ----------   ----------

Restaurant labor                                149,300      145,470
Rent                                             70,726       70,288
Other occupancy and operating
  expenses                                      161,761      109,561
Selling, general and
  administrative expenses                       158,573      137,529
Research and development                        160,328         -
Share of losses of corporate
  joint-venture                                  55,969         -
Interest expense                                 29,701       15,290
                                             ----------   ----------

Total expenses                                  786,358      478,138
                                             ----------   ----------

Net loss                                     $ (243,450)  $ ( 46,991)
                                             ----------   ----------

Net loss per share                           $   (.09)    $   (.02)
                                             ==========   =========

Weighted average number of
  shares outstanding                          2,700,318    2,500,000
                                             ==========   ==========



See accompanying notes to condensed consolidated financial statements.

                   ROYAL CANADIAN FOODS CORP. AND SUBSIDIARIES
                 Condensed Consolidated Statement of Operations


                                                Nine Months Ended
                                                February 28 & 29,
                                             -----------------------
                                                1997         1996
                                             ----------  -----------

Sales                                        $2,147,022  $ 1,549,528
Cost of sales                                   693,135      511,505
                                             ----------  -----------

Gross profit                                  1,453,887    1,038,023
                                             ----------   ----------

Restaurant labor                                423,881      332,853
Rent                                            210,337      206,734
Other occupancy and operating
  expenses                                      454,794      424,421
Selling, general and
  administrative expenses                       532,869      432,452
Research and development                        614,178         -
Share of losses of corporate
  joint-venture                                  97,961         -
Interest expense                                 76,896       40,955
                                             ----------   ----------

Total expenses                                2,410,916    1,437,415
                                             ----------   ----------

Net loss                                     $ (957,029)  $ (399,392)
                                             ----------   ----------

Net loss per share                           $   (.36)    $   (.16)
                                             ==========   ==========

Weighted average number of
  shares outstanding                          2,671,608    2,500,000
                                             ==========   ==========



See accompanying notes to condensed consolidated financial statements.

                   ROYAL CANADIAN FOODS CORP. AND SUBSIDIARIES
                 Condensed Consolidated Statement of Cash Flows


                                                Nine Months Ended
                                                February 28 & 29,
                                             ----------------------
                                                1997        1996
                                             ---------   ----------

Cash Flows From Operating Activities:
  Net loss                                   $(957,029)  $ (399,392)
                                             ---------   ----------

  Adjustments to reconcile net loss to net
   cash required by operating activities:
     Deferred income                               469       10,088
     Deferred rent expense                      14,690       20,388
     Depreciation and amortization              63,827       43,333
     Share of loss in joint venture             97,961         -
     Interest accrued on related party loans    32,767       18,424
     Contingently payable interest              24,750       10,750

     Changes in assets and liabilities:
       Accounts receivable                         453        8,758
       Inventory                                (1,189)      (9,330)
       Prepaid expenses                        (11,100)        -
       Accounts payable                         54,401       49,247
       Accrued salaries and expenses           265,723      149,937
       Taxes payable, other than on income      81,632      166,851
                                             ---------   ----------

Total adjustments                              624,384      468,446
                                             ---------   ----------

Net cash required by operating activities     (332,645)      69,054
                                             ---------   ----------

Cash Flows From Investing Activities:
  Capital expenditures                        (263,905)    (134,018)
  Expenditure (receipt) of cash restricted
   to property and equipment additions          62,503      (27,366)
  Investment in corporate joint venture       (104,190)    (222,634)
  Security deposits                                -            (55)
                                                                ----

  Net cash required by investing activities   (305,592)    (384,073)
                                             ---------   ----------

Cash Flows From Financing Activities:
  Proceeds (repayment) of stockholder loans    (59,000)      55,678
  Sales of common stock                        488,148         -
  Addition to paid-in capital                     -         250,000

  Loan proceeds, other related party           200,000         -
                                             ---------   ----------

Net cash provided by financing activities      629,148      305,678
                                             ---------   ----------

Net increase (decrease) in cash                 (9,089)      (9,341)

Cash, beginning of period                       23,811       12,222
                                             ---------   ----------

Cash, end of period                          $  14,722   $    2,881
                                             =========   ==========

Additional Cash Flow Information:
Interest paid during the period              $  19,379   $   11,808
                                             =========   ==========

Non-cash investing and financing
 activities:
Interest contingently payable added to
  additional paid-in capital                 $  24,750   $   10,750
                                             =========   ==========



See accompanying notes to condensed consolidated financial statements.

                 ROYAL CANADIAN FOODS CORP. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)


Note 1

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of February 28, 1997, and the results of operations and cash flows for the three and nine-month periods ended February 28, 1997 and February 29, 1996.

Note 2

The condensed consolidated results of operations for the three and nine-month periods ended February 28, 1997 are not necessarily indicative of the results to be expected for the full fiscal year.

Note 3

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred operating losses since inception and at February 28, 1997 has an accumulated deficit of $2,758,674 and a total stockholders' deficit of $841,566. Also at such date, the Company has negative working capital of $1,676,708. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management is planning another public offering of its equity securities, this time on a firm commitment basis. If consummated, such offering will result in sufficient equity and working capital to finance the Company's planned restaurant expansion as well as its wholesale distribution division. Management also believes that it will ultimately attain profitable operations although there is no assurance that such goal will be achieved. The accompanying financial statements do not include any adjustment relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary if the Company is unable to continue in existence. (See Notes 4, 6, 7, 8, 9, 10 and 11).

Note 4

The Company's president and principal stockholder has extended the maturity date of $200,000 of his unsecured loan to March 31, 1998, subject to mandatory earlier prepayment if the Company completes another public offering of its common stock prior thereto. (See Note 10). At February 28, 1997, such loan totalled $319,206, of which $119,206 is accordingly classified as a current liability.

Note 5

On July 27, 1996, the Company's joint venture restaurant located at 1216

Washington Avenue in Miami Beach, Florida opened for business. Total development costs were approximately $375,000. The joint venture lost $111,938 and $195,922, respectively, for the quarterly and year-to-date periods ended February 28, 1997. After recording its fifty percent share of this loss, the Company's investment in the joint venture is $186,992.

                   ROYAL CANADIAN FOODS CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 6

The Company's investment in the corporate joint venture was funded principally from the proceeds of a financing commitment from a third party investor. Of the total $300,000 commitment, $275,000 has been advanced. The agreement provides that repayment of the principal together with interest thereon at the rate of 12% is required only in the event of and from the proceeds of a public offering of the Company's common stock.

On August 30, 1996, certain restrictions regarding the allocation and use of the funds for development purposes were eliminated. In October 1996, the investor waived all restrictions on the use of the amounts advanced under the agreement; as amended, the agreement requires only that the Company use the funds in its operations.

Note 7

In July and August of 1996, the Company sold a total of 129,101 newly issued shares of common stock, all at a price of $2.00 per share, or $258,202 in the aggregate.

In January 1997, the Company sold, in two transactions, a total of 114,973 newly issued shares of common stock, all at a price of $2.00 per share, or $229,946 in the aggregate.

All of the above shares were sold pursuant to Regulation "S" of the Securities Act of 1933.

Note 8

The Company's research and development expenditures for its wholesale distribution division were as follows for the three and nine-month periods ended February 28, 1997:

                                               Three       Nine
                                              Months      Months
                                             --------    --------
Product development and analysis             $ 47,316    $174,166
Package designing                              81,340     330,229

Shows, marketing and other                     31,672     109,783
                                             --------    --------
Total research and development expenses      $160,328    $614,178
                                             ========    ========


Note 9

On September 16, 1996, the Company borrowed an additional $100,000 from the affiliate of the third party investor who provided the $300,000 restaurant financing commitment. This loan also bears interest at 12% and is due December 31, 1997, except that it must be prepaid from the proceeds of a public offering should one be consummated prior thereto. At February 28, 1997, interest accrued on the $200,000 of loan principal totals $14,000.

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

Note 11

On March 25, 1997, the Company incorporated a new, wholly-owned, Florida subsidiary, Begare Enterprises, Inc. The new subsidiary immediately acquired the leasehold improvements and various restaurant equipment at 1505 Washington Avenue, Miami Beach, Florida, at which it will develop a Royal Canadian Womlett House Restaurant. The subsidiary entered into a ten-year lease for the premises, which lease is cancelable without penalty after five years. Annual rents for the non-cancelable term, which commenced April 1, 1997 with a two-month rent holiday, increase yearly from $25,560 to $29,902. Rents for the second five years increase from $31,098 to $36,377. The initial acquisition cost was $50,000. The Company estimates the total development costs for this restaurant, which is expected to open in July 1997, will be $275,000.

Note 12

Loss per share is based upon the loss for each period divided by the weighted average number of common shares outstanding during each period. Common stock purchase warrants, exercisable until October 7, 1998, are required to be considered when calculating loss per share. However for the three and nine-month periods ended February 28, 1997 and February 29, 1996, the effect of the common stock purchase warrants is anti-dilutive and is therefore ignored.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

Sales for the quarter ended February 28, 1997 increased by $161,483 to $795,397 from $633,914 for the quarter ended February 29, 1996, a 25.5% increase. The Company operated three restaurants throughout both quarterly and year-to-date periods. Sales for the 1997 quarter increased at all three restaurants with percentage sales gains of 75%, 14%, and 12%, for the Third Avenue, Broadway and Second Avenue locations, respectively. Management attributes the sales gains generally to continuing improvements in operations arising from using better qualified, more experienced chefs in each restaurant as well as a full-time manager for each location. The 75% gain for Third Avenue reflects in part the smaller, earlier period base amount to which the increase is compared for the Company's newest restaurant, still the smallest in terms of sales. The 14% increase at the Broadway location was spurred by significant improvements and renovations to the physical premises. Sales increases over the second quarter of fiscal 1997 were 8% in the aggregate and 20% for Third Avenue and 8% for Second Avenue, reflecting seasonal gains. Quarter to quarter sales at Broadway were virtually unchanged. For the nine months, total sales increased by $597,494, or 38.6% to $2,147,022 in 1997 from $1,549,528 in 1996.

Cost of sales increased by $49,722 to $252,489 from $202,767 for the quarter and by $181,630 to $693,135 from $511,505 for the nine months, increases of 24.5% and 35.5%, respectively, paralleling the sales increases. As a percentage of sales, these costs decreased by 0.3% to 31.7% from 32.0% for the quarter and by 0.7% to 32.3% from 33.0% for the nine months. The improvement in gross margins is a product of the greater efficiency of raw food use associated with higher sales. On a quarter-to-quarter basis within the current year, cost of sales declined by 0.8%.

Restaurant labor expenses increased by $3,830 or 2.6% to $149,300 from $145,470 for the quarter and by $91,028, or 27.3% to $423,881 from $332,853 for the nine months, reflecting principally the staffing additions made during the first two quarters of 1997 as well as the actual sales gains. As a percentage of sales, labor costs decreased by 4.1% to 18.8% from 22.9% for the quarter and by 1.8% to 19.7% from 21.5% for the nine months, reflecting increased productivity now that a larger sales base has been attained. The quarter to quarter comparison within the current year shows a 0.4% decrease from 19.2%, again reflecting productivity gains. Management believes these productivity gains indicate it now has the proper level of management, culinary and general staff at each location, and is hopeful of additional sales gains with continued disproportionately less added labor costs as operations continue to improve and become more efficient.

Rent expense increased by $438 to $70,726 from $70,288 for the quarter and by

$3,603 to $210,337 from $206,734 for the nine months, increases of 0.6% and 1.7%, respectively. The increases reflect quarterly variations in pass-thru items from landlords. As a percentage of sales, rent declined by 2.2% to 8.9% from 11.1% for the quarter and by 3.5% to 9.8% from 13.3% for the year-to date.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations (continued)

The quarter to quarter comparison within the current year shows a 0.7% decrease, reflecting the increase in sales relative to rent expense.

Other occupancy and operating expenses increased by $52,200 to $161,761 from $109,561 for the quarter and by $30,373 to $454,794 from $424,421 for the nine months, increases of 47.6% and 7.2%, respectively. As a percentage of sales, these expenses increased by 3.0% to 20.3% from 17.3% for the quarter but decreased by 6.2% to 21.2% from 27.4% for the nine months. The increase for the quarter reflects cyclical variations, principally in supply, repair and cleaning costs, which increased by 1.4%, 1.1% and 0.7% of sales, respectively. The decrease as a percentage of sales for the nine-month period reflects the economies of scale now being realized by the Company as a number of the costs in this category are fixed or semi-fixed in nature. The quarter-to-quarter comparison within the current year shows an increase as a percentage of sales of 1.7% from 18.6%, principally reflecting the cyclical variations referred to above.

Selling, general and administrative expenses rose by $21,044 to $158,573 from $137,529 for the quarter and by $100,417 to $532,869 from $432,452 for the nine months, increases of 15.3% and 23.2%, respectively. As a percentage of sales, these expenses decreased by 1.8% to 19.9% from 21.7% for the quarter and by 3.1% to 24.8% from 27.9% for the year-to-date period. The decreases as a percentage of sales for the quarter and year-to-date periods were principally attributable to the effect of the sales increase on officers' salaries which, while constant in dollar amounts, declined by 2.1% and 3.7% of sales, respectively. All other general an administrative expenses increased by 0.3% for the quarter and 0.6% for the nine months. The quarter-to-quarter comparison within the current fiscal year reflects an improvement of 7.7% of sales, due to cyclical variations, principally in professional fees.

Research and development expenditures for the new wholesale distribution division were $160,328 or the quarter and $614,178 for the nine months. (See
Note 8 to the Condensed Consolidated Financial Statements)

The Company's share of losses incurred by its Florida joint-venture was $55,969 for the quarter and $97,961 for the nine months. (See Note 5 to the Condensed Consolidated Financial Statements)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations (continued)

Interest expense increased by $14,411 to $29,701 from $15,290 in the quarter and by $35,941 to $76,896 from $40,955 for the nine months reflecting (i) interest of $5,956 for the quarter and $18,767 for the nine months on officer loans outstanding bearing interest at 9% (see Note 4 to the Condensed Consolidated Financial Statements); (ii) interest of $8,250 for the quarter and $24,750 for the nine months recognized on the $275,000 contingent liability (see Note 6 to the Condensed Consolidated Financial Statements); (iii) interest of $6,000 for the quarter and $14,000 for the nine months on the other (non-contingent) third party loan (see Note 9 to the Condensed Consolidated Financial Statements); and
(iv) incidental interest on certain late-paid sales tax and rent tax payments.

Due to operating losses sustained, no income taxes were incurred in either quarterly or year-to-date period.

Liquidity

The Company's working capital deficit increased by $676,029 from $1,000,679 at May 31, 1996 to $1,676,708 at February 28, 1997, in part due to the classification (from long-term) to current of $314,000 of notes payable to related parties due on December 31, 1997. The Company's unrestricted cash balance decreased by $9,089 to $14,722 at February 28, 1997.

Operating activities required $332,645. Significant non-cash items included deferred income, deferred rent, depreciation and certain interest items of $469, $14,690, $63,827 and $57,517, respectively. A further non-cash item was the $97,961 share of the Florida joint-venture's initial period loss. Changes in applicable assets and liabilities related to operations provided $389,920.

Investing activities required $263,905 for capital expenditures. Additional investments in the Florida joint-venture required $104,190. Expenditures of cash of $62,503 restricted by the related financing agreement to property and equipment additions were recorded as investing inflows. As a result, investing activities required a net outflow of $305,592.

Financing activities provided $629,148. Sales of stock at $2.00 per share pursuant to Regulations "S" of the Securities Act of 1933 provided $488,148. The new (non-contingent) third party loan provided $200,000. A stockholder loan repayment required $59,000.

At February 28, 1997, the Company's liquidity and financial condition reflected deficiencies in net working capital and stockholders' equity of $1,676,708 and $841,566 respectively. The Company is planning a second public offering for gross proceeds of $6,000,000 on a firm commitment basis. There is no assurance that such offering will be consummated.

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

The Company will also seek to develop up to three new restaurants in Florida, most likely through wholly owned subsidiaries rather than joint-ventures. The funds for these new restaurants are expected to come from the public offering. In March 1997, the Company formed one such new subsidiary which has entered into a lease and acquired certain related improvements and restaurant equipment. The total costs estimated to develop the new restaurant are estimated at $275,000. (See Note 11 to the Condensed Consolidated Financial Statements).

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


PART II.  OTHER INFORMATION

Item 1-5. Not Applicable

Item 6.   Exhibits and Reports on Form 8-K

On January 27, 1997 and February 14, 1997 the Company filed Current Reports on Form 8-K reporting the sales of 79,982 shares and 34,991 shares, on January 9, 1997 and January 30, 1997, respectively, of the Company's common stock, all at a price of $2.00 per share, pursuant to Regulation S of the Securities Act of 1933.

                                   SIGNATURES


     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        ROYAL CANADIAN FOODS CORP.

Date: June 6, 1997                      By:/s/Sheldon Golumbia
                                           ----------------------------
                                        Sheldon Golumbia, President
                                        and Principal Financial Officer