Form 10KSB
period 1997-05-31
ROYAL CANADIAN FOODS CORP
filed 1998-03-26
CIK 911318

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   Form 10-KSB
                 ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                     For the fiscal year ended May 31, 1997
                       Commission file number 33-67658-NY

                           ROYAL CANADIAN FOODS CORP.
                 (Name of small business issuer in its charter)

             Delaware                                  13-3729739
 (State or other Jurisdiction of             (I.R.S. Employer Identification
  incorporation or organization)                          No.)

1004 Second Avenue, New York, NY                   10022
(Address of principal executive offices)        (Zip Code)

                    Issuer's telephone number: (212) 980-4131

                    Securities registered under Section 12(b)
                            of the Exchange Act: NONE

                    Securities registered under Section 12(g)
                            of the Exchange Act: NONE

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
          Yes                 No X
             ---                 --

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

                           State issuer's revenues for
                     its most recent fiscal year: $3,326,285


     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: $3,687,523 as of March 20, 1998.


                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                        2,993,915 shares of Common Stock

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None.

     Transitional Small Business Disclosure Format:

          Yes                 No X
             ---                 --

                             PART I


Item 1.   Description of Business.

Background

          Royal Canadian Foods Corp., a Delaware corporation (the "Company"), is engaged in the business of establishing and operating moderately priced restaurants under the names "Royal Canadian Pancake House Restaurant" (the "Pancake Restaurants") and "Royal Canadian Womlett(R) House" (the "Womlett Restaurants") (the Pancake Restaurants and Womlett Restaurants are collectively referred to herein as the "Restaurants"). The Company was formed in August 1993 as a holding company for its subsidiaries which own and operate Restaurants, the first of which commenced operations in 1989.

          The Company owns and operates three Pancake Restaurants in New York, NY. Each Restaurant has a 75 to 80 person seating capacity. See "Item 2 - Description of Property".

          The Company owns what is effectively a controlling interest in a 104 seat Pancake Restaurant located in the South Beach community of Miami Beach, Florida, operated by the Company and originally developed under a joint venture arrangement. See "Item 1 - Description of Business - Joint Venture".

          The Company owns and operates one Womlett Restaurant also in the South Beach community of Miami Beach, Florida, which seats approximately 60 people. It recently signed a lease for a second Pancake Restaurant location in the Coconut Grove community of Miami, Florida, for which it requires additional funds to open and operate. See "Item 2 - Description of Property".

          The Company completed an initial public offering of 250,000 shares of its Common Stock in November 1993 (the "Initial Public Offering"). The offering price was $5.00 per share and the amount raised, net of underwriting and other offering expenses, was $1,012,170.

          The Company has entered into a Letter of Intent with an underwriter to conduct a new public offering of 1,200,000 shares of the Company's Common Stock for gross proceeds of approximately $6,000,000 (the "Offering"). The Offering had been delayed but the Company anticipates the completion of the Offering by the end of the 1998 calendar year. However, no assurance can be given as to the successful completion of the Offering. See "Item 1 - Description of Business - Proposed Public Offering".

          The Company has created a line of frozen pancakes for supermarket distribution. The Company has developed the formulae for the pancakes, designed the packaging, created marketing and public relations strategies, and developed manufacturing set-ups and distributional networks. The implementation of this line of business has been halted due to insufficient financing. See "Item 1 - Description of Business - Proposed Wholesale Distribution," "Item 6 - Management's Discussion and Analysis of Financial Condition and Results of Operations" and Notes 4 and 21A to the Consolidated Financial Statements.

          The ultimate implementation of this line of business will require $1,500,000 of additional financing, anticipated to be provided from the proceeds of the Company's second public offering, although there can be no assurance of the successful completion of such offering. The Company incurred research and development expenses of $627,778 and $34,480 in fiscal 1997 and 1996, respectively. At May 31, 1997, certain equipment and other assets relating to this line of business and aggregating $120,550 are reported as non-operating on the Company's consolidated balance sheet. Additional expenditures approximating $141,300 were made subsequent to May 31, 1997. The magnitude of the expenditures incurred in connection with the Company's attempt to develop a wholesale line of business, coupled with the lack of any revenues therefrom have contributed significantly to the Company's severe cash shortage.

          The Company's cash shortage has been further exacerbated by its restaurant development expenditures in Florida. The Miami Beach Pancake Restaurant required a substantial additional investment during its first year of operations, which was a new market for the Company. Furthermore, the construction of the Womlett Restaurant required capital investments of approximately $291,000 in the Company's 1997 fiscal year and an additional capital investments of approximately $209,000 from June 1997 through January 1998. The

Company will be required to make additional capital investment, currently estimated to be $250,000, to fund the opening and initial operation of its Coconut Grove Pancake Restaurant.

          As a result of these expenditures and due to insufficient financing and cash flow from operations, the Company became seriously delinquent on its payroll taxes, sales taxes and rent tax obligations as well as its rental payments under its various Restaurant leases. At May 31, 1997, the Company had various delinquent tax liabilities aggregating $629,898. At such date, delinquent rental payments were $35,513. At February 28, 1998, such delinquent tax liabilities were approximately $630,000. At such date substantially all rent arrearages had been paid. At certain times the various delinquencies have resulted in landlords bringing litigation and/or eviction proceedings and taxing authorities pursuing their various remedies including placing liens on the Company's bank accounts and closing the subject Restaurant. See "Item 3 - Legal Proceedings" and Notes 5, 12A and 20 to the Consolidated Financial Statements.

          Certain of the Company's financing alternatives, notably the sale of Common Stock under Regulation S of the Securities Act of 1933, require that the Company be current on its reporting requirements under the Securities Exchange Act of 1934. The Company was approximately six and one-half months late in filing its annual report on Form 10-KSB for its fiscal year ended May 31, 1997, and has not yet filed its quarterly reports on Form 10-QSB for the quarterly periods ended August 31, 1997 and November 30, 1997. The Company's reporting delinquencies have in the past and may in the future restrict the type of equity financing available to it. The Company has utilized various types of financing including sales of Common Stock under Regulation S during the last quarter of fiscal 1996 and in fiscal 1997 and thereafter through September 8, 1997, although the Company does not anticipate that it will be relying on this form of financing in the future due to an amendment to Regulation S which will take effect in April 1998. The Company has also availed itself of various unsecured loans from certain parties, some of whom are affiliated with the underwriter of the Company's proposed Offering. See "Item 1 - Description of Business - Other Financing", "Item 6 - Management's Discussion and Analysis of

Financial Condition and Results of Operations" and Notes 8A, 9, 10, 13, 18, 19 and 20B to the Consolidated Financial Statements.


Menus

          Pancake Restaurants. The Pancake Restaurants feature 53 varieties of Canadian style pancakes using proprietary recipes. They are exceptional in their size (approximately 12 3/4 inches across) and gourmet quality. The Pancake Restaurants also serve waffles, French toast, French Canadian crepes, omelettes, Canadian bacon, salads, sandwiches, soups, hamburgers and a full entree menu with Canadian salmon steak, fish and other items to appeal to a broad customer base.

          All food portions are large, consistent with the Company's concept of projecting the warm and generous image of a Canadian pancake house. However, prices are moderate, which gives customers a sense of value when dining at the Restaurant.

          Womlett Restaurants. The Womlett Restaurants concept is that of a 1950's gourmet diner. It features a variety of breakfast fares, burgers (including turkey and vegetarian burgers), frittate (a flat omlette with whole eggs or egg whites only), salads, homemade soups, desserts and bread, and a lengthy list of sweet and savory Womletts (also available with egg whites) such as bacon cheddar, spinach feta cheese and baked apples. The Womlett is a food item invented by the Company and consists of an omelette dome baked onto a waffle base. While the quality of the food at the Womlett Restaurant is high, the prices are economical, currently ranging between $2.99 and $6.50.

Operational Procedures

          The Company purchases its supplies directly from vendors, who deliver the supplies directly to the Restaurants. Presently there are no plans to change the distribution process. Management will review the acquisition and distribution of its supplies as its business grows, and will make modifications when it feels that greater efficiencies can be achieved.


          The Company has standardized the preparation, presentation and service of food, and the dress and conduct of restaurant employees. As a result, customers have a comfortable dining experience with high quality food and service.

Restaurant Locations

          Factors considered in Restaurant site selection include demographics of the surrounding area, traffic patterns, access, visibility, leasing rates and opening costs, which can vary significantly depending on the condition of a proposed site.

          The Company presently estimates that the cost of construction for each new Restaurant, exclusive of lease and operating costs, will be between $250,000 to $350,000, depending on the condition of the premises. The Company estimates that the cost of construction for the Coconut Grove Pancake Restaurant will be approximately $250,000.

          The opening of any additional Restaurants would have to be financed from a combination of available cash flow, public or private equity financing, the availability of any of which is not assured. At present, the Company's cash flow is not sufficient to fund the opening of new Restaurants. The Company has entered into a Letter of Intent for a new public offering of its Common Stock. See "Item 1 - Description of Business - Proposed Public Offering", "Item 6 - Management's Discussion and Analysis of Financial Condition and Results of Operations" and Notes 8B and 21B to the Consolidated Financial Statements.

          The present financial condition of the Company prevents it from being able to project how many more Restaurants, if any, it may develop and open in the next twelve month period or thereafter. Until it receives significant additional financing, the Company will focus on the construction of its Coconut Grove Pancake Restaurant.

          The Company opened its first Restaurant in October 1989 at 145 Hudson Street, New York, N.Y. The Company closed this Restaurant on November 30, 1993 due principally to declining sales and to an overall decrease in business in the Restaurant's remote neighborhood.


Marketing

          The Company has marketed the Restaurants in a number of ways.

Advertisements have been placed in local publications both in Miami Beach and New York. Examples of publications where advertising has appeared include in New York: Via New York Guide, The Resident Publications in all New York City neighborhoods and The New York Post, and in Miami Beach: The Miami Sun Post, Gourmet Magazine, Nuevo Herald and Miami Herald.

          A radio campaign has been conducted both in Miami Beach and New York in the commuter traffic broadcast reports.

          The Company attempts to take advantage of promotional opportunities which are available locally. One of the New York Pancake Restaurants received a favorable mention by Sylvestor Stallone on The David Letterman Show aired on August 7, 1997. Sheldon Golumbia, the President of the Company, is endeavoring to arrange a guest appearance on The David Letterman Show, which is taped in New York City, on behalf of the Restaurants.

          In the Miami Beach market the Restaurants have been featured on all of the major television networks and editorials in The Miami Herald and The Nuevo Herald, The Sun Post, Fashion
Spectrum and Gourmet Magazine.

          The Miami Beach Pancake House has hosted various events for the Jackie Gleason Theater and for Fashion Spectrum Magazine in conjunction with all of the major modeling agencies with a presence in Miami Beach, such as the Ford Modeling Agency.

          The Company is involved in various charitable activities to feed the homeless both in the New York and the Miami Beach areas. In Miami Beach, the Pancake Restaurant provides support to the Camillus House, a multi-purpose center providing assistance to the homeless in downtown Miami Beach, with contributions of food and hosting of special events at the Restaurant. The Miami Beach Pancake Restaurant has also hosted a number of fund raising events at its Restaurant sponsored by players of the Miami Heat basketball team.

          In 1991 the Company's President and two of its chefs flew to Saudi Arabia during the Gulf War to make pancakes for the U.S. troops. National and local television stations have broadcasted reports on the Restaurants and its promotional events. Articles about the Restaurants have appeared in The New York Times, The Wall Street Journal, Women's Wear Daily, San Francisco Examiner and other publications. The Company has been mentioned favorably in Forbes, and has twice received the Forbes food award. In addition, the Company was featured on Midday, a major Canadian television talk show, and the Restaurants have received radio and newspaper publicity in Canada. Several articles have appeared in the Japanese press as well.

          The Company also markets its Restaurants by means of discounting its meals to customers of certain credit card companies. In exchange for lump sum payments received in advance from such companies, the Company sells its meals at a net discount of 50% to such companies. The customer pays 75% of the menu prices and the Company records a promotional charge for the 25% difference which is earned by the credit card companies. In addition to enhancing cash flow, this gives the Restaurants greater exposure to the public. See Notes 1G and 6 to the Consolidated Financial Statements.

Competition

          The restaurant business is highly competitive and is affected by, among other things, demographic changes in a particular area, changes in eating habits and preferences, local, regional and national economic conditions, population trends and traffic patterns. The principal bases of competition in the industry are the quality and prices of the food products served. Restaurant location, quality and speed of service, advertising, name identification and attractiveness of facilities are also important. The acquisition of sites is highly competitive as well, with the Company often competing with other restaurants and retail businesses for suitable sites for the development of new Restaurants. There is no assurance that companies which are larger and/or better capitalized than the Company will not present the Company with substantial competition that will significantly affect the Company's future prospects.

Intellectual Property Rights

          The Company has registered the service marks "Royal
Canadian Pancake House" and "Pancakes Make People Happy" with the
United States Patent and Trademark Office. The Company also has registered these marks in Japan. The Company is not aware of any infringing uses that could materially affect its business or any prior claim to these service marks that would prevent the Company from using or licensing the use thereof for restaurants in any area of the United States.

          The Company's management believes that its registered service marks help to promote the Restaurants and maintain its goodwill. Management also believes that, since the Restaurants are selling food with Canadian themes, the "Royal Canadian Pancake House" service mark identifies the food with that country.

          The Company's name, "Royal Canadian Foods Corp.", is not intended to signify any affiliation with any Canadian entity or any official sanctioning body or authority in Canada.

Government Regulation

          The Company is subject to various federal, state and local laws affecting its business as well as a variety of regulatory provisions relating to zoning of restaurant sites, sanitation, health and safety. Various federal and state labor laws govern the Company's relationship with its employees, including such matters as minimum wage requirements, overtime and other working conditions. Environmental requirements have not had a material effect on the operations of the Company. However, significant additional government-imposed increases in minimum wages, paid leaves of absence, mandated health benefits or increased tax reporting and tax payment requirements in respect of employees who receive gratuities could have an adverse financial effect on the Restaurants.

Joint Venture

          The Company entered into a joint venture with a third party to open a Restaurant in Miami, Florida. A limited liability company, of which the Company owns a contractual 50% interest, was formed to develop, own and operate the Restaurant.

          The joint venture Restaurant is located at 1216
Washington Avenue, Miami Beach, Florida. It opened in July 1996 and seats 104 people. The cost to develop, build and commence operations of this Restaurant was approximately $250,000.

          The Company has funded a substantially larger portion of the overall development and construction costs than its venture partner, and also has defrayed almost all of the Restaurant's first year operating cash flow shortfall. At May 31, 1997, the Company's cash investment was approximately twice that of its joint-venturer. Moreover, such joint venturer's 50% share of the joint venture's first year loss exceeds the joint-venturer's investment.
As a result of the Company's effective majority ownership, the accounts of the joint-venture are fully consolidated with those of the Company. Further, due to the joint-venturer's share of loss being in excess of its investment and the lack of any legal obligation on the part of the joint-venturer to make any additional investment, no minority interest is reflected on the Company's consolidated balance sheet at May 31, 1997. See "Item 6 - Management's Discussion and Analysis of Financial Condition and Results of Operations" and
Note 1B to the Consolidated Financial Statements.

Proposed Wholesale Distribution

          From approximately April 1996 through April 1997, the Company worked on preparations to implement the wholesale distribution of its pancakes in frozen form to supermarkets, initially in the New York Metropolitan market.

          After considering several possibilities, the Company decided on the concept of three different versions of frozen pancakes: chocolate chip, apple cinnamon and whole wheat with blueberries.

          The Company planned for each package to contain twelve silver dollar pancakes, each about four inches in diameter, to be oven-baked and packed into four separate vacuum sealed compartments. The pancakes are to be made of natural ingredients and real fruit, organic grains and with no artificial colorings or preservatives.


          The packaging features a nostalgic type box with antique family photographs and Canadian farm scenes. The background is of a checkered table cloth of which the color varies with each flavor. The back of the box features a letter to the consumer from "the lady on the tractor" which represents the logo of the Company. The box also illustrates all three versions of the pancakes.

          Each box is expected to have a retail price of $2.99 which the Company believes will provide a competitive price and at the same time a higher quality product for that price point.

          The Company has negotiated with a baking facility in Mexico for the preparation and storage of its pancakes. Equipment required for customization of production lines to the specific manufacturing needs of the Company's line of frozen pancakes has been purchased and is on site at the baking facility's premises.

          The Company has developed the formulae for the pancakes, conducted the analyses of the formulae required by the Food and Drug Administration, and secured multiple sources of raw material, including organic flours, fruit, chocolate and other components of the product's formulae.

          Food brokers, which act as independent sales representatives, are to be used to distribute the Company's product. Food brokers receive a commission equal to 5% of sales for their services. Typically the supermarkets pick up a shipment and charge for this service.

          The Company has developed a number of marketing techniques for the distribution of its pancakes, as well as discount coupons and in-store demonstrations of its product. The Company's plans include producing radio and television advertisements as well as conducting extensive public relations activities.

          The Company expects to encounter significant competition upon launching its frozen pancake distribution business. There is intense competition for shelving space in supermarkets from both large and small food companies marketing their products. Supermarkets are very sensitive to whether a particular product on their shelves produces a high sales volume and often will quickly pull products that are not selling well. Assuming its successful launch, of which there can be no assurance, this will be the first time that the Company has attempted the sale of its pancakes in supermarkets and in frozen form and the Company cannot accurately predict the future amount of supermarket sales that may result from its efforts.

          The Company's wholesale operations will be subject to regulation by various governmental agencies, including the United States Food and Drug Administration. If the Company decides that the volume of business is sufficient to make the pancakes in its own plant, it will be subject to various environmental laws and regulation regarding air quality, waste management and other related land use and production matters.

            The implementation of this line of business has been halted due to insufficient financing. The Company estimates that the ultimate implementation of this line of business will require $1,500,000 of additional financing, anticipated to be provided from the proceeds of the Offering, although there can be no assurance provided of the successful completion of such offering. See "Item 1 - Description of Business - Proposed Public Offering." Moreover, other financial obligations may result in there being insufficient funds to pursue this line of business. There is no assurance that even if the Company receives sufficient financing that it will receive any orders or if it does receive orders, that they will be in sufficient amounts to make the wholesale distribution of the Company's pancakes commercially viable. See "Item 6 - Management's Discussion and Analysis of Financial Condition and Results of Operations" and Notes 4 and 21A to the Consolidated Financial Statements.

          The Company incurred research and development expenses of $627,778 and $34,480 in fiscal 1997 and 1996, respectively. At May 31, 1997, certain equipment and other assets relating to this line of business and aggregating $120,550 are reported as non-operating on the Company's consolidated balance sheet. Additional expenditures approximating $141,300 were made subsequent to May 31, 1997. The magnitude of the expenditures incurred in connection with the Company's attempt to develop a wholesale line of business, coupled with the lack of any revenues therefrom have contributed significantly to the Company's severe cash shortage.

Proposed Public Offering

          The Company entered into a Letter of Intent dated March 25, 1996 with Patterson Travis, Inc. (the "Underwriter") for the Underwriter to conduct a "best efforts, all or none" public offering of 1,200,000 shares of the Company's Common Stock for gross proceeds of approximately $6,000,000 (the "Offering"), which was amended by a letter dated November 19, 1996, to be a "firm commitment" underwriting with a 15% over-allotment option. While the Company originally anticipated that the Offering would commence some time shortly after the signing of the Letter of Intent, the Company now anticipates that the Offering will occur prior to the end of the 1998 calendar year, although there can be no assurance provided in this regard. The Company has received a letter from the Underwriter dated February 19, 1998 affirming the terms of the Letter of Intent.

          The Letter of Intent provides for the Underwriter to receive a commission of 10% of the gross proceeds of the Offering and a non-accountable expense reimbursement equal to 3% of the gross proceeds. In addition, the Letter of Intent provides for the Underwriter to receive five year warrants exercisable for 120,000 shares of Common Stock at an exercise price equal to 120% of the price of the Common Stock sold in the Offering, together with related demand and piggyback registration rights. See "Item 6 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity", and Notes 8B and 21B to the Consolidated Financial Statements.

Other Financing

          In fiscal years 1997 and 1996 the Company sold a total of 244,075 shares and 50,000 shares, respectively, of its Common Stock at $2.00 per share to overseas investors in offerings under Regulation S, promulgated under the Securities Act of 1933. The Company also sold a total of 199,840 shares of its Common Stock at $2.00 per share to overseas investors in offerings under Regulation S from June 1, 1997 through January 31, 1998. Of such shares sold subsequent to May 31, 1997, 99,880 were sold in exchange for an aggregate of $199,760 of existing debt, borrowed in March, April and May of 1997, and due in 90, 60 and 30 days, respectively. The Company hopes to obtain additional financing pursuant to private sales of its Common Stock although it presently does not have any such commitments. The Company does not anticipate further sales of its Common Stock under Regulation S due to the change to the Regulation S holding period before resale from 40 days to one year, which will become effective in April 1998. See "Item 6 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity", and Notes 10, 13 and 19 to the Consolidated Financial Statements.

          The Company received loan proceeds of $469,760 and $275,000 in fiscal 1997 and 1996, respectively, exclusive of loan transactions with Sheldon Golumbia, the Company's President and majority shareholder. Of the $469,760 of loans received in fiscal 1997, $199,760 were converted to Common Stock pursuant to a Regulation S sale on June 9, 1997. The remaining $270,000 was received from an individual affiliate of the underwriter of the proposed Offering. Such $270,000 of loans, initially due the earlier of December 31, 1997 or the date the Company completed its second public offering, have been extended to December 31, 1998. Subsequent to May 31, 1997, through March 11, 1998, in nine different transactions, the same individual loaned the Company in the aggregate an additional $355,000 which loans are also due December 31, 1998, with the earlier prepayment requirement upon the completion of the Company's new public offering still in effect. In addition, in four transactions between November 13, 1997 and February 23, 1998, the Company borrowed a total of $208,000 from a third party. The loans from both of these parties are evidenced by non-negotiable promissory notes. The $275,000 of loans received in fiscal 1996 were from another affiliate of the underwriter of the proposed Offering and are contingent loans in that they are only repayable in the event of and from the proceeds of a new public offering of the Company's Common Stock. See Notes 8A, 9, 10, 18A and 20B to the Consolidated Financial Statements.

          Sarah Golumbia, mother of Sheldon Golumbia, made $25,000 and $50,000 loans to the Company with interest at 9% per annum on June 23, 1997 and February 10, 1998, respectively. The Company repaid the $25,000 loan on July 14, 1997 and repaid the $50,000 loan in two $25,000 payments, the first on February 24, 1998 and the second on March 9, 1998.

          The Company is also indebted to Sheldon Golumbia for loans aggregating $316,380 at May 31, 1997, inclusive of accrued interest at 9% per annum. The maturity date of such loans has been extended periodically, the last of such extensions being made for $250,000 of the principal balance to June 30, 1998. See Note 7B to the Consolidated Financial Statements.


Accrued Liabilities

          As of February 28, 1998, the Company was delinquent on approximately $630,000 of sales tax, payroll tax and rent tax liabilities, including penalties and interest. Penalties and interest continue to accrue on delinquent amounts. Sales tax and payroll tax delinquencies have resulted and could in the future result in Restaurants being closed as a result of such delinquencies not being brought current or because no arrangement has been made for an interim installment payment agreement. See "Item 2 - Description of Property," "Item 6 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity", and Notes 5 and 20B to the Consolidated Financial Statements.

          At May 31, 1997, the total amount of accrued but unpaid salaries payable to Sheldon Golumbia, President, and Beatrice Puja, Vice President - Operations, was $315,585 and $194,293, respectively. See "Item 10 - Executive Compensation" and Note 7A to the Consolidated Financial Statements.

          The Company intends to pay off these tax delinquencies and salary accruals in full out of the proceeds of the Offering, the successful completion of which there can be no assurance. Until such time the Company has and will continue to enter into installment agreements with the taxing authorities for the taxes owed and accrue the salaries of Mr. Golumbia and Ms. Puja.

Employees

          As of March 19, 1998, the Company employed a total of 58 persons, of which two were executive officers, and 48 were part-time restaurant personnel.


Item 2.   Description of Property.

          The Company's operating subsidiaries each lease the premises for their respective Restaurant location. The Company's subsidiaries have frequently been involved in litigation, at times resulting in eviction warrants being issued and in one case executed, due to their failure to timely pay the rent on their respective leases. See "Item 3 - Legal Proceedings" and Notes 12A and 20A to the Consolidated Financial Statements.

          The following table lists the Company's existing Restuarants, all of which are operational except for the Coconut Grove Restaurant. The lease for the Coconut Grove Restaurant was recently signed but such Restaurant will not open until certain construction and renovation work is completed, for which the Company presently does not have financing. See "Item 6 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity."


Location                       # Seats          Lease Expiration Date
--------                       -------          ---------------------

1004 Second Ave, NY, NY         75-80           December 31, 2001

2286 Broadway, NY, NY           75-80           June 30, 2005

180 Third Ave, NY, NY           75-80           January 31, 2006

1216 Washington Ave, Miami        104           December 31, 2001, with
Beach, Fl(1)                                    two 5-year renewal
                                                options

1505 Washington Ave, Miami         60           March 31, 2007
Beach, Fl

Commodore Plaza, Miami, Fl         70           February 28, 2003, with
(Coconut Grove)                                 a 5-year renewal option

(1)Joint Venture. See "Item 1 - Description of Business - Joint Venture."

All of the Restaurants operate or are to be operated as Pancake Restaurants except the Restaurant in Miami Beach located at 1505 Washington Avenue, which operates as a Womlett Restaurant.

Item 3.   Legal Proceedings.

          In July, 1996, a summary nonpayment proceeding was brought by the landlord of the Third Avenue Restaurant seeking rent in arrears from January through June 1996 in the amount of

$44,572. It was settled by stipulation dated September 11, 1996. Thereafter, the subsidiary made intermittent rent payments but was substantially current on its rent obligations at the end of April 1997. In May 1997 the subsidiary again became delinquent. Although sporadic rent payments were made subsequently, eventually a warrant of eviction issued for this Restaurant was executed in February 1998. One week later the warrant was vacated upon payment of all outstanding rent arrears in the amount of approximately $50,000.

          In April, 1996, a summary nonpayment proceeding was brought by the landlord of the Broadway Restaurant seeking rent in arrears from October 1994 through April 1996. It was settled through a stipulation dated June 19, 1996, in which $55,883 of rent arrears was acknowledged and a further $7,000 was disputed. In addition, the Company's operating subsidiary agreed to pay $637 in legal fees of the landlord. Upon default on this stipulation by the operating subsidiary, another stipulation was entered into on December 18, 1996, in which $31,326 was acknowledged to be the rent in arrears. In addition, the legal fees which the operating subsidiary agreed to pay were increased from $637 to $2,169. After default on this stipulation by the operating subsidiary, another stipulation dated April 15, 1997 was entered into in which a $21,858 judgment, representing the rent arrears, was consented to by the operating subsidiary. The operating subsidiary defaulted on this stipulation and on July 11, 1997, another stipulation was entered into in which the operating subsidiary agreed to pay a total of $23,966 in rent arrears plus $500 in landlord's legal fees. Such arrears were paid and rent was brought current in July 1997.

          In December, 1997, another summary nonpayment proceeding was brought by the landlord of the Broadway Restaurant, this time seeking rent in arrears from August 1997 through January 1998. It was settled through a stipulation dated January 14, 1998, in which the operating subsidiary consented to the entry of a final judgment in the amount of $53,951, which included $1,000 of legal fees. Rent was brought current in February 1998 with a payment of approximately $61,000.

          In December, 1996, a summary nonpayment proceeding was brought by the landlord of the Second Avenue Restaurant seeking rent in arrears from the second half of the 1996 calendar year.

It was settled through a stipulation dated January 29, 1997, in which the operating subsidiary agreed to pay the $48,642 of rent arrears. A judgment of $16,214 was entered on motion after the operating subsidiary's default, which was subsequently satisfied by the operating subsidiary. A further judgment of $29,782 consisting of April 1997 rent of $8,107 plus attorneys' fees of $21,675 was entered on June 27, 1997 after a hearing. The appeal of that decision is pending and in August 1997 the operating subsidiary paid $25,000 to the landlord without prejudice in exchange for a stay of the execution of the warrant, which is also conditioned upon the operating subsidiary's timely payment of monthly rent as it comes due.

          On March 4, 1998, the Second Avenue Restaurant was closed by the New York State Sales Tax authorities due to $172,267 of New York State tax delinquencies being outstanding. On March 11, 1998, the Second Avenue Restaurant was reopened after the Company made a $75,000 payment to New York State and entered into an installment agreement to pay the remaining taxes due. The installment agreement provides for 36 monthly payments of $3,887 each in payment of the remaining tax delinquencies outstanding, including additional penalties and interest which will accrue thereon. See Notes 5, 16 and 20B to the Consolidated Financial Statements.

          The Company is not a party to any other material legal proceeding.


Item 4.   Submission of Matters to a Vote of Security Holders.

          None.

                             Part II

Item 5.   Market for Common Equity and Related Stockholder
          Matters.

          The Company's Common Stock is currently quoted on the NASD Electronic Bulletin Board. The following table sets forth the closing high and low bid prices for the Company's Common Stock for the periods indicated as reported by National Quotation Bureau, Inc. Such prices reflect inter-dealer prices, without retail mark-up, markdown or commissions and may not represent actual transactions.


Fiscal Year Ending May 31, 1998               High     Low
-------------------------------               ----     ---
1st Quarter                                   5.125    4.25
2nd Quarter                                   5.25     5.00
3rd Quarter                                   5.00     4.625




Fiscal Year Ended May 31, 1997                High     Low
------------------------------                ----     ---
1st Quarter                                    .50      .50
2nd Quarter                                   2.00      .50
3rd Quarter                                   3.25     2.125
4th Quarter                                   4.25     3.00




Fiscal Year Ended May 31, 1996                High     Low
------------------------------                ----     ---
1st Quarter                                    .75     .25
2nd Quarter                                    .25     .125
3rd Quarter                                   2.50     .25
4th Quarter                                   3.25     .50

          On March 20, 1998, closing bid and asked prices for the Company's Common Stock on the NASD Electronic Bulletin Board were $4.625 and $5.125, respectively.

          The payment by the Company of dividends, if any, in the future rests within the discretion of its Board of Directors and will depend, among other things, upon the Company's earnings, its capital requirements and its financial condition, as well as other relevant factors. The Company has not paid or declared any dividends. Due to the Company's present financial status, management does not contemplate or anticipate paying any dividends on its Common Stock in the foreseeable future.

          There are approximately 34 holders of record of the Company's Common Stock.

Item 6.   Management's Discussion and Analysis
          of Financial Condition and Results of Operations.

Results of Operations

     Sales for the year ended May 31, 1997 ("fiscal 1997") increased by $1,098,039, or 49.3%, to $3,326,285 from $2,228,246 for the year ended May 31,
1996 ("fiscal 1996"). At May 31, 1997 the Company was operating four restaurants including its Florida joint-venture location, opened on July 28, 1996. Sales at the three New York restaurants, open throughout both years, increased by 32.7% in the aggregate with individual sales gains of 17.3% to $1,082,201 at Second Avenue, 29.9% to $1,071,350 at Broadway and 67.0% to $803,087 at Third Avenue. The New York locations, particularly Third Avenue, which marked its third year of operations, again benefited from improved operations and increased name awareness and recognition by the public. Renovations and improvements at all three New York restaurants also helped fuel the sales gains. For its initial ten-month period, the Prairie joint-venture had sales of $369,647, or approximately one-third of the Company's overall sales increase. The Company's fifth restaurant opened in Miami Beach on January 16, 1998 and a site has also been acquired for a sixth. See Item 2-"Properties" and Notes 3, 17B and 17D to the Consolidated Financial Statements.

     The Company's investment in the Prairie joint-venture has evolved into what is effectively a controlling interest, as the Company's total capital contribution was almost twice that of its venture partner. Such venture partner has advised the Company that, contrary to the parties' initial intent, it would not maintain its 50% equity share. An unequal investment is not prohibited by the joint-venture agreement. As the remaining economically, if not legally, financially responsible partner, the Company has consolidated Prairie's financial statements with its own and its other subsidiaries. The joint-venturer's interest was completely offset by its contractual 50% share of

Prairie's first year loss; as a result, no minority interest is reflected on the Company's May 31, 1997 consolidated balance sheet. The total capital contributed by the venture partner is shown as a minority interest credit on the 1997 consolidated statement of operations, which year was Prairie's first. Absent further capital contributions by the venture partner, which are not expected, and until such time, if ever, that the venture partner's equity account is restored to a positive balance, by the contractually specified 50% share of Prairie's future earnings (if any), to the extent that Prairie has future losses, they will be fully reflected in the Company's consolidated financial statements, without any offset for minority-interest.

     Cost of sales increased by $353,513, or 48.2%, to $1,085,051 in fiscal 1997 from $731,538 in fiscal 1996. As a percentage of sales, such costs decreased by 0.2% to 32.6% in 1997 from 32.8% in 1996. This decrease was achieved despite Prairie's cost of sales being 36.3% as a percentage of sales for its first year of operations. The improvement in the New York locations' gross profit percentage reflects economies of scale associated with the increased sales. Cost of sales during the last two years were not materially affected by raw food price fluctuations.

     Restaurant labor increased by $268,710, or 58.4%, to $728,700 in fiscal 1997 from $459,990 in fiscal 1996. As a percentage of sales, labor costs increased by 1.3% to 21.9% in 1997 from 20.6% in 1996. This increase is due to Prairie's first year elevated labor level of 46.8%, expected to continue until higher sales are achieved. For the New York locations, labor as a percentage of sales decreased by 1.8%, chiefly due to the sales gains.

     Rent expense increased by $85,493, or 29.5%, to $374,934 in fiscal 1997 from $289,441 in fiscal 1996. The increase is primarily due to the addition of the Prairie location. As a percentage of sales, rent expense overall declined by 1.7% to 11.3% in 1997 from 13.0% in 1996, primarily reflecting the increased sales. For the three New York restaurants, such percentage decreased by 3.5% to 9.5% in 1997. The Prairie joint-venture initially occupied its premises pursuant to a lease under negotiation, which was not finalized until November 1, 1997. On March 25, 1997, the Company's seventh subsidiary signed a ten-year lease for the premises of its Womlett House Restaurant. On December 30, 1997, the Company's eighth subsidiary signed a lease for the Company's sixth restaurant in Coconut Grove, Florida. Rent for such restaurant is not payable until it opens for business; however, the Company can not now project such opening date as it presently lacks the funds necessary to adapt, equip and renovate the premises. The Company's subsidiaries have been the defendants in various summary proceedings for unpaid rent brought by all three New York landlords. See "Liquidity" and Item 2 - "Description of Property," Item 3 - "Legal Proceedings" and Notes 11, 12, 16, 17A, 17B, 17D and 20A to the Consolidated Financial Statements.

     Other occupancy and operating expenses increased by $124,177, or 18.3%, to $802,028 in fiscal 1997 from $677,851 in fiscal 1996. Of such dollar increase, almost one-half was due to the increased charges for depreciation and amortization of restaurant equipment and leasehold improvements; in addition to the new Florida joint-venture restaurant, renovations and improvements were made to all three New York locations. Dollar increases substantially proportionate to the sales increases occurred in most of the other accounts in this category, reflecting their largely variable nature. Among the exceptions, notable decreases were in utilities, due to more seasonable temperatures throughout most of the year and also in repairs and maintenance costs, as a result of a lessened need therefor, due to certain betterments and renewals which were made. A smaller dollar decrease occurred in the New York City Commercial Rent Tax, due to a statutory decrease in the effective rate. Also noteworthy were rubbish removal charges, which although totally variable in nature, were virtually unchanged in dollar amounts despite the large sales gains, due to lower rates now generally available from the New York carting industry. As a percentage of sales, other operating and occupancy expenses decreased by 6.3% to 24.1% in 1997 from 30.4% in 1996. Salient elements of this decrease were: Supplies: 3.0%, utilities: 1.7%, rubbish removal: 1.0%, repairs and maintenance: 0.6%, uniforms and cleaning: 0.4%, and rent tax: 0.3%. The only major increase occurred in depreciation and amortization, which rose by 0.6% of sales. Individually immaterial changes in other accounts resulted in a net 0.1% increase as a percentage of sales.

     Selling expenses increased by $37,821, or 67.2%, to $94,107 in fiscal 1997 from $56,286 in fiscal 1996 while increasing as a percentage of sales by 0.3% to 2.8% in 1997 from 2.5% in 1996. This increase is entirely attributable to advertising in the Miami market. Advertising in the New York market declined by 0.5% of sales and charge card discounts and related selling costs decreased by a combined 0.6% of sales. See Notes 1G and 6 to the Consolidated Financial Statements.

     General and administrative expenses increased by $249,264, or 47.1%, to $778,332 in fiscal 1997 from $529,068 in fiscal 1996. As a percentage of sales, these expenses increased slightly by 0.4% to 24.1% from 23.7%. Officers' compensation, the largest item in this category, was unchanged at $270,000 in both years. However, due to the Company's severe cash shortage, $239,052 and $163,712 of the contractual officers' salaries were not paid in fiscal 1997 and 1996, respectively. At May 31, 1997, the total unpaid officers' salaries accrued as a current liability is $509,878. As a percentage of sales, these salaries decreased by 4.0% to 8.1% in 1997 from 12.1% in 1996. See "Liquidity,"
Item 10-"Executive Compensation" and Note 7A to the Consolidated Financial Statements.

     As noted above, all other general and administrative expenses rose by $249,264 to $508,332 in fiscal 1997 from $259,068 in fiscal 1996, an increase of 96.2%. Dollar increases generally in line with the sales gains and the addition of Florida operations occurred in many accounts. Notable among the exceptions to this pattern were professional fees, office expenses, travel and penalties. Professional fees increased by almost $81,000 to approximately $180,000 reflecting bookkeeping services and accounting fees related to the Prairie joint-venture and legal fees in connection with (i) the formation of new subsidiaries and the related negotiation of leases for new premises; (ii) sales of common stock under Regulation "S"; and (iii) litigation with New York landlords. Office expenses increased by almost $23,000 to approximately $48,000, due in large part to those incurred by Prairie. Travel expenses increased by almost $47,000 to approximately $99,000, due to the active monitoring of Florida joint-venture operations as well as site selection, development and related activities in the greater Miami area. Penalties increased by more than $70,000 to approximately $96,000, including almost $23,000 for Prairie, substantially all of which were imposed on delinquent sales and payroll tax obligations. See "Liquidity," and Notes 5, 12, 16 and 20 to the Consolidated Financial Statements.

     As a percentage of sales, total expenses in this sub-category rose by 3.7% to 15.3% in 1997 from 11.6% in 1996. Notable among the increases were:
Professional fees: 0.5% to 5.4%, office expenses: 0.4% to 1.5%, travel: 0.6% to 3.0%, and penalties, 1.7% to 2.9%. Other individually immaterial items netted to a net 0.5% increase as a percentage of sales. Management realizes that the Company's general and administrative burden remains rather high. As recently opened and new restaurants contribute to increased sales, or if the Company successfully enters the wholesale distribution business, neither of which events is assured, management is hopeful such expenses will decline as a percentage of sales; however the Company requires additional funds for both endeavors. See "Liquidity".

     Furthermore, the incurring of penalties and professional fees associated with tax and rent delinquencies is expected to decrease in the future assuming the receipt of financing proceeds then applied in payment of such obligations. See "Liquidity," and Notes 5, 12, 16 and 20 to the Consolidated Financial Statements.

     Interest expense rose by $72,322, or 119%, to $133,028 in fiscal 1997 from $60,706 in fiscal 1996. Of such increase, $35,750 relates to various financing provided by certain affiliates of the underwriter of the Company's proposed public offering as follows: $21,750 was accrued on $270,000 of new unsecured loans from one party and $14,000 represents the increase in amounts accrued over 1996 on $275,000 of contingently repayable loans advanced in fiscal 1996 by another party. The contingent loans, plus interest at 12%, are only repayable if the Company completes a new public offering. However, such interest expense, totalling $33,000 in 1997 and $19,000 in 1996, has been recorded with an equivalent offset to additional paid-in capital. Interest of $2,325 was also recorded on certain notes from two overseas lenders totalling $199,760, which were converted in June 1997 to common shares of the Company under Regulation "S". Interest accrued at 9% on the loan due to the Company's principal stockholder decreased by $447 to $26,941 in 1997. The balance of the increased interest expense, $34,694, is attributable to finance charges imposed primarily on delinquent sales and payroll taxes, and to a lesser extent, on certain of the Company's other past due obligations. See Notes 5, 7B, 8A, 9, and 10 to the Consolidated Financial Statements.

     The Company's interest expense is expected to increase further in fiscal 1998 due to additional borrowings subsequent to May 31, 1997. Unsecured loans totalling $355,000 were obtained in the months of June 1997 through March 1998 from the same individual affiliate of the underwriter who provided $270,000 of loans in fiscal 1997. A new unrelated lender provided $208,000 of unsecured loans in the months of November 1997 through February 1998. All loans obtained from these two lenders bear interest at 12%. Also in June 1997 and February 1998, $25,000 and $50,000, respectively, was borrowed from Sarah Golumbia, mother of the Company's President and majority stockholder. These two loans, which bore interest at 9%, were repaid shortly after they were made. To the extent that proceeds from new issuances of common stock are used to reduce interest-bearing debt, future interest expense will decrease; however, the receipt of such proceeds is not assured. See "Liquidity," Item 1-"Business, Proposed Public Offering," Item 3-"Legal Proceedings" and Notes 8B, 18, 19 and 20B to the Consolidated Financial Statements.

     Research and development expenses for the Company's wholesale division increased by $593,298 to $627,778 in fiscal 1997 from $34,480 in fiscal 1996. Further expenditures of $120,550 were classified as non-operating assets at May 31, 1997 and $141,300 more was added to such assets in the first quarter of fiscal 1998. Shortly thereafter, despite an aggregate expenditure of $924,108 over six fiscal quarters through August 31, 1997, and just prior to starting production of distribution-size shipments, the Company determined it did not have sufficient funds available to produce expected reorder quantities and was forced to suspend all activities related to this line of business.

     Machinery and equipment as well as related frozen food corrugated boxing supplies costing a total of $261,850 are on site at the Company's contract manufacturer in Mexico. The Company estimates it will require approximately $1,500,000 to complete the introduction of the wholesale product line to the market. The Company's proposed public offering is a possible source of such financing; however there is no assurance that such offering will be completed.

     Moreover, even if such offering is completed, intervening circumstances and/or other financial obligations may result in there being insufficient funds available to warrant resuming implementation of the wholesale distribution business. If the related activities were to be resumed, of which there can be no assurance, significant revenues from the division would not be expected before fiscal 1999. See "Liquidity", "Item 1-Business, Proposed Wholesale Distribution" and Notes 4A, 16 and 21A to the Consolidated Financial Statements.

     In fiscal 1997 and 1996, the Company recorded losses of $8,500 and $11,875, respectively, related to the discontinuation of a second joint-venture, formed to acquire a site for, develop, own and operate a Royal Canadian Pancake or Womlett House Restaurant in Miami Beach, Florida. Such loss reflects the Company's share of lease termination and related costs for a site which was found to be unsuitable prior to commencing construction. See Note 14 to the Consolidated Financial Statements.

     Before reduction for the minority interest in fiscal 1997, the Company's consolidated operations resulted in a loss of $1,306,173 compared to $622,989 in fiscal 1996. The minority interest credit of $125,773 in 1997 reduced that year's net loss to $1,180,400, an increase of $557,411, or 89.5%, over the net loss for 1996.

     The Company sustained taxable losses of approximately $1,072,000 and $587,000 in fiscal 1997 and 1996, respectively. As in all years since its inception, the Company incurred no current or deferred income tax expense in either year. The Company adopted Financial Accounting Standard No. 109 to account for income taxes in fiscal 1994; adoption of such standard has had no effect on the Company's reported income tax expense since then and is not expected to have any significant future effect. The Company has net operating tax loss carryforwards totalling approximately $2,662,000, all attributable to "C" Corporation losses at May 31, 1997, giving rise to a deferred tax asset of $692,025; however, such asset is offset by an equivalent valuation allowance. See Notes 1I and 15 to the Consolidated Financial Statements.

     Net loss per share based on the weighted average number of common shares outstanding increased to $.44 in fiscal 1997 from $.25 in fiscal 1996. Anti-dilutive underwriter's common stock purchase warrants were excluded from the calculation. Such warrants expire October 7, 1998. Financial Accounting Standard No. 128, "Earnings Per Share," required for interim and annual periods ending after December 15, 1997 is not expected to have a material impact on the Company's per share data.

Liquidity

     The Company's working capital deficit increased by $764,156 from $1,000,679 at May 31, 1996 to $1,764,835 at May 31, 1997, reflecting principally (i) the fiscal 1997 net loss of $1,180,400, net of non-cash charges of $200,933 and (ii) capital expenditures of $692,599 including investments in non-operating assets of $120,550 related to the wholesale division less the sum of (iii) additions to equity capital of $488,150 and (iv) various borrowings from third-parties of $469,750, including $270,000 from an affiliate of the Company's investment banker, net of a reclassification to current of $50,000 from long-term debt due the Company's President and majority stockholder. Subsequent to May 31, 1997, $199,760 of third party notes were converted to common stock. See Notes 9, 10 and 13 to the Consolidated Financial Statements.

     The Company has experienced a severe cash shortage for most of its last two fiscal years, which severe shortage has continued thereafter. Accrued officers' salaries aggregate $509,878 at May 31, 1997. Summary non-payment proceedings brought by all three New York landlords for rent arrearages have resulted in warrants of eviction being issued in several cases and in one instance executed. Sales and payroll tax delinquencies approximating $630,000 at May 31, 1997 and $705,000 at February 28, 1998 have resulted in tax liens being issued as well as the temporary closing of one restaurant. See Item 3-"Legal Proceedings" and Notes 5, 7A, 12A, 16 and 20 to the Consolidated Financial Statements. The Company's cash balance decreased by $5,526 from $23,811 at May 31, 1996 to $18,285 at May 31, 1997.

     The Company's operating activities required $192,337. Salient non-cash adjustments to the Company's net loss of $1,180,400 were: Accrued officers' compensation of $239,052; depreciation of $129,419; aggregate interest of $81,691 accrued on various stockholder and other loans as well as on the contingently repayable financing; deferred rent expense of $20,475; and the second joint-venture's loss of $8,500 on the lease termination settlement; less deferred income of $3,052. The net change in assets and liabilities related to operations provided $511,978.

     Investing activities required $701,099. Net capital expenditures were $557,648, including $180,763 previously characterized as the Company's investment in its first joint-venture - which investment has evolved into what is effectively a majority interest, but reduced by $62,503 of financing previously received but restricted to restaurant development expenditures. Investments in non-operating assets related to the wholesale division required $120,550. Other uses were $14,401 for security deposits and $8,500 for the lease termination loss of the second joint-venture. Subsequent to May 31, 1997, certain additional expenditures were made with respect to completion of the Womlett House Restaurant and for the wholesale division. See Item 1-"Business, Joint Venture, and Proposed Wholesale Distribution" and Notes 1B, 2, 3, 4, 8A, 14, 17D and 21A to the Consolidated Financial Statements.

     Financing activities provided $887,910, consisting of proceeds of $488,150 from common stock sold under Regulation S; proceeds of $270,000 of unsecured loans from an individual affiliate of the Company's investment banker;
proceeds of $199,760 of unsecured notes from two overseas lenders, who subsequently converted their notes to common stock; less loan repayments of $70,000 made in June 1996 to the Company's President and principal stockholder. The stockholder has periodically extended the maturity of a substantial portion of the loans due him. As of May 31, 1997, the due date for $250,000 of the loan principal was extended to June 30, 1998. Subsequent to May 31, 1997 and through March 11, 1998, unsecured loans aggregating $355,000 and $208,000, were received from the individual affiliate of the Company's investment banker and an unrelated lender, respectively. All such loans mature December 31, 1998, with mandatory prepayment upon the completion of the Company's proposed offering. The due date for the $270,000 of loans advanced in fiscal 1997, previously December 31, 1997, was extended by one year with the same prepayment provision. Also subsequent to May 31, 1997, the Company availed itself of certain short-term loans from Sarah Golumbia, mother of the Company's President. See Item 1-"Business, Other Financing" and Item 12-"Certain Relationships and Related Transactions" and Notes 8A, 9, 10, 13, 18, 19 and 20B to the Consolidated Financial Statements.

     At May 31, 1997 the Company's financial condition reflected net working capital and stockholders' equity deficiencies of $1,764,835 and $1,056,685, respectively. After May 31, 1997 and through March 11, 1998, the Company received additional financing totalling $563,000, excluding the conversion to equity of $199,760 of existing notes and the advance, later repaid, of $75,000 of short-term related party loans. On March 11, 1998, $110,000 of loan proceeds referred to above was received by the Company and $75,000 thereof was used to make a required New York State Sales Tax payment in order to reopen the Second

Avenue Restaurant. See Note 20B to the Consolidated Financial Statements.

     The Company's continuing operating losses, its severe cash shortage and working capital deficiencies and its tax delinquencies threaten the continuation of the Company as a going concern. The Company's investment banker has recently affirmed a letter of intent for a firm-commitment public offering of 1,200,000 shares of its common stock at $5.00 per share, although there can be no assurance of the successful completion thereof. See Notes 8B and 21B to the Consolidated Financial Statements.

     Until such time as the Company completes the proposed offering, the Company nevertheless requires adequate financing in order to continue as a going concern. The Company has thus far been able to obtain periodic debt and/or equity financing from various sources, including certain affiliates of its investment banker. The Company envisions that future debt or equity proceeds will be applied to reduce its various tax and other past due obligations, provide working capital, finance completion of its committed Florida site, and if possible, fund its entry into the wholesale distribution business. Management believes that such course of action will promote the long-term viability of the Company. Should the Company not be successful in such endeavors, its continuation as a going concern would be gravely jeopardized.
                                  27

Item 7.   Consolidated Financial Statements.

          The consolidated financial statements of the Company, including the notes thereto, together with the report of independent certified public accountants, are presented at pages F-1 through F-21 which follow.

                          Independent Auditors' Report
Board of Directors
Royal Canadian Foods Corp.
New York, New York

We have audited the accompanying consolidated balance sheet of Royal Canadian Foods Corp. and Subsidiaries as of May 31, 1997 and the related consolidated statements of operations, stockholders' deficit and cash flows for each of the years in the two-year period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Prairie Foods, LLC, accounted for herein as a majority-owned subsidiary, which statements reflect total assets of $208,829 at May 31, 1997 and total revenues of $369,647 for the period from inception July 28, 1996 to May 31, 1997. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Prairie Foods, LLC, is based solely on the report of the other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Royal Canadian Foods Corp. and Subsidiaries as of May 31, 1997, and the consolidated results of their operations and cash flows for each of the years in the two-year period then ended in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As specifically discussed in
Note 16 as well as other notes to the consolidated financial statements, the Company has suffered recurring losses from operations, has a severe working capital deficit and is in substantial arrears on various federal, state and local taxes as well as other current obligations. Such tax delinquencies subject the Company's premises to closure by tax authorities. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 16. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Floral Park, New York                       /s/Poillucci and Kahan, P.C.
February 23, 1998                           Certified Public Accountants

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and
Members of Prairie Foods, LLC
Miami Beach, Florida

We have audited the accompanying balance sheet of Prairie Foods, LLC (a Delaware limited liability company) as of May 31, 1997 and the related statements of operations, members' equity, and cash flows from inception July 28, 1996 to May 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Prairie Foods, LLC as of May 31, 1997, and the results of its operations and its cash flows from inception July 28, 1996 to May 31, 1997 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note C to the financial statements, the Company incurred a significant operating net loss from inception July 28, 1996 to May 31, 1997, and is in default on its federal, state and local taxes and in arrears on accounts with certain vendor creditors. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters are also described in Note C. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                              /s/Jordan Padial & Company, P.A.
                                              Certified Public Accountants
Coral Gables, Florida
December 27, 1997

                  ROYAL CANADIAN FOODS CORP. AND SUBSIDIARIES
                           Consolidated Balance Sheet
                                  May 31, 1997

                                     ASSETS

Current Assets:
  Cash                                          $   18,285
  Accounts receivable (Note 1C)                      2,274
  Inventory (Note 1D)                               17,751
  Prepaid expenses                                  25,000
                                                ----------
Total Current Assets                                       $   63,310

Property and Equipment, Net of Accumulated
  Depreciation of $272,515 (Notes 1E and 2)                 1,127,092

Construction in Progress and Related Costs
  (Notes 3 and 17D)                                           290,613

Security Deposits                                              96,420

Non-Operating Assets  (Notes 4A and 21A)                      120,550
                                                           ----------

Total Assets                                               $1,697,985
                                                           ==========
                     LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
  Sales, rent and payroll taxes payable
    (Notes 5 and 20B)                           $  769,882
  Accounts payable                                 248,312
  Accrued officers' salaries (Note 7A)             509,878
  Accrued expenses, other (Note 12)                193,431
  Loan payable, stockholder (Note 7B)               66,380
  Deferred income (Notes 1G and 6)                  36,129
  Deferred rent expense (Note 1F)                    4,133
                                                ----------
Total Current Liabilities                                  $1,828,145

Deferred Rent Expense (Note 1F)                               185,015
Loan Payable, Officer/Stockholder (Note 7B)                   250,000
Loans Payable, Other (Notes 9, 18 and 20B)                    291,750
Notes Payable, Subsequently Converted to
  Common Shares (Notes 10 and 19A)                            199,760
                                                           ----------

Total Liabilities                                           2,754,670

Commitments and Contingencies (Notes 3 through 12
  and 15 through 21)                                              -


Stockholders' Deficit (Notes 8, 10, 13, 16 and 19):
  Common stock, $.005 par value; 10,000,000
    shares authorized; 2,794,075 shares issued
    and outstanding (Notes 10 and 19)               13,970
  Additional paid-in capital (Note 8)            1,911,390
  Accumulated deficit (Note 16)                 (2,982,045)
                                                ----------
Total Stockholders' Deficit                                (1,056,685)
                                                           -----------

Total Liabilities and Stockholders' Deficit                $1,697,985
                                                           ===========

See accompanying notes to consolidated financial statements.

                  ROYAL CANADIAN FOODS CORP. AND SUBSIDIARIES
                      Consolidated Statement of Operations
                       Years Ended May 31, 1997 and 1996


                                               1997          1996
                                               ----          ----

Sales                                      $ 3,326,285   $ 2,228,246
Cost of sales                                1,085,051       731,538
                                           -----------   -----------

Gross profit                                 2,241,234     1,496,708
                                           -----------   -----------

Operating expenses:
  Restaurant labor                             728,700       459,990
  Rent (Notes 1F, 11, 12, 17 and 20A)          374,934       289,441
  Other occupancy and operating expenses       802,028       677,851
  Selling expenses                              94,107        56,286
  General and administrative
    expenses (Note 7A)                         778,332       529,068
  Interest expense, net of interest income
    of $27 in 1996 (Notes 7B, 8A, 9 and 10)    133,028        60,706
  Research and development expenses (Notes
    1H, 4 and 21A)                             627,778        34,480
  Loss on discontinued joint venture
    (Note 14)                                    8,500        11,875
                                           -----------   -----------

Total expenses                               3,547,407     2,119,697
                                           -----------   -----------

Loss before minority interest               (1,306,173)     (622,989)

Minority interest (Note 1B)                    125,773          -
                                           -----------   -----------

Net loss (Notes 1I, 15 and 16)             $(1,180,400)  $  (622,989)
                                           ===========   ===========

Net loss per share (Note 1J)               $      (.44)  $      (.25)
                                           ===========   ===========

Weighted average number of shares
  outstanding (Note 1J)                      2,700,685     2,504,918
                                           ===========   ===========

See accompanying notes to consolidated financial statements.

                  ROYAL CANADIAN FOODS CORP. AND SUBSIDIARIES
                Consolidated Statement of Stockholders' Deficit
                       Years Ended May 31, 1997 and 1996



                                         Additional    Accu-         Total
                        Common Stock      Paid-In     mulated    Stockholders'
                       Shares  Amount     Capital     Deficit       Deficit
                       ------  ------     -------     -------       -------

     Balances,
     June 1, 1995   2,500,000  $12,500  $  997,710  $(1,178,656) $  (168,446)

     Receipt of
     contingently
     repayable
     financing
     (Note 8A)           -        -        275,000         -         275,000

     Interest on
     contingently
     repayable
     financing
     (Note 8A)           -        -         19,000         -          19,000

     Sale of shares
     in Regulation
     "S" offering
     (Note 13)         50,000      250      99,750         -         100,000

     Net loss for
     the year ended
     May 31, 1996        -        -           -        (622,989)    (622,989)
                    ---------  -------  ----------  -----------  -----------

     Balances,
     May 31, 1996   2,550,000   12,750   1,391,460   (1,801,645)    (397,435)

     Interest on
     contingently
     repayable
     financing
     (Note 8A)           -        -         33,000         -          33,000

     Sale of shares
     in Regulation
     "S" offerings
     (Note 13)        244,075    1,220     486,930         -         488,150


     Net loss for
     the year ended
     May 31, 1997        -        -           -      (1,180,400)  (1,180,400)
                    ---------  -------  ----------  -----------  -----------

     Balances,
     May 31, 1997   2,794,075  $13,970  $1,911,390  $(2,982,045) $(1,056,685)
                    =========  =======  ==========  ===========  ===========



     See accompanying notes to consolidated financial statements.

                  ROYAL CANADIAN FOODS CORP. AND SUBSIDIARIES
                      Consolidated Statement of Cash Flows
                       Years Ended May 31, 1997 and 1996

                                                1997         1996
                                                ----         ----
Cash Flows From Operating Activities:
  Net loss                                 $(1,180,400)  $  (622,989)
  Adjustments to reconcile to net cash pro-
   vided (required) by operating activities:
     Deferred income (applied) net              (3,052)        8,538
     Deferred rent expense                      20,475        27,100
     Depreciation                              129,419        72,851
     Officers' compensation accrued            239,052       163,712
     Interest accrued on loans                  48,691        27,388
     Interest accrued on contingently
      repayable financing                       33,000        19,000
     Loss on discontinued joint venture          8,500        11,875
     Changes in assets and liabilities:
       Accounts receivable                      (1,821)        9,119
       Inventory                                (4,370)       (2,448)
       Prepaid expenses                            277       (25,000)
       Sales, rent and payroll taxes payable   362,508       295,021
       Accounts payable                        116,608        66,626
       Accrued expenses, other                  38,776        42,337
                                           -----------   -----------
 Total adjustments                             988,063       716,119
                                           -----------   -----------
Net cash provided (required) by operating
 activities                                   (192,337)       93,130
                                           -----------   -----------

Cash Flows From Investing Activities:
  Capital expenditures, including $180,763
   previously characterized as investment
   in corporate joint venture in 1996         (620,151)     (480,936)
  Expenditure (receipt) of cash restricted
   to restaurant development expenditures       62,503       (62,503)
  Investment in non-operating assets          (120,550)         -
  Investment in discontinued joint venture      (8,500)      (11,875)
  Security deposits paid                       (14,401)      (14,202)
                                           -----------   -----------
Net cash required by investing activities     (701,099)     (569,516)
                                           -----------   -----------

Cash Flows From Financing Activities:
  Sale of common stock                         488,150       100,000
  Stockholder loan proceeds (repayments)       (70,000)      112,975
  Loan proceeds, other                         469,760       275,000
                                           -----------   -----------
Net cash provided by financing activities      887,910       487,975
                                           -----------   -----------


Net increase (decrease) in cash                 (5,526)       11,589
Cash, beginning of year                         23,811        12,222
                                           -----------   -----------

Cash, end of year                          $    18,285   $    23,811
                                           ===========   ===========

Additional Cash Flow Information:
Interest paid during the period            $    45,954   $    14,318
                                           ===========   ===========

Non-cash investing/financing activities:
Interest on contingently repayable debt
  added to additional paid-in capital      $    33,000   $    19,000
                                           ===========   ===========


See accompanying notes to consolidated financial statements.

                  ROYAL CANADIAN FOODS CORP. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A) Organization and Basis of Presentation:

Royal Canadian Foods Corp. was incorporated in Delaware in August, 1993. At May 31, 1997 the Company had seven subsidiaries, of which five were active. Of these, three subsidiaries each own and operate a Royal Canadian Pancake House Restaurant in New York City, the last of which opened in July 1994. (See Note
20). A fourth subsidiary, now inactive, had operated the Company's first restaurant in New York from October 1989 until it closed in November 1993.

The Company's initial public offering was completed November 23, 1993, pursuant to a registration statement filed with the Securities and Exchange Commission. The Company sold 250,000 common shares at a price of $5.00 each and received net proceeds of $1,012,170. (See Note 8C).

On October 16, 1995 and December 6, 1995, respectively, the Company incorporated two new subsidiaries, each for the purpose of forming a corporate joint-venture to develop a Royal Canadian Pancake House Restaurant in Miami Beach, Florida. The joint ventures, Prairie Foods, LLC ("Prairie") and Canadian Foods, LLC, ("Canadian") each a Delaware limited liability company, were both formed with the same joint-venture party. The Prairie joint-venture restaurant opened on July 28, 1996 on Washington Avenue in Miami Beach, Florida. (See Note
1B). The Canadian joint-venture undertook but subsequently abandoned development of a second Royal Canadian Pancake House Restaurant in Miami Beach, Florida.
(See Note 14).

On March 26, 1997, the Company incorporated its seventh subsidiary, Begare Enterprises, Inc., which thereafter commenced development in Miami Beach, Florida of a Royal Canadian Womlett House Restaurant, a restaurant very similar to the Company's other restaurants. Such restaurant opened subsequent to May 31, 1997. (See Note 17D).

During the fourth quarter of fiscal 1996, the Company formed a wholesale division and began various research and development activities in order to establish a frozen pancake distribution business. The Company spent considerable sums in this endeavor in fiscal 1997 and the succeeding quarter; however subsequent to May 31, 1997, implementation of this line of business was suspended due to insufficient financing. No revenues from this business have yet been realized. (See Notes 1H, 4 and 21A).

Subsequent to May 31, 1997, the Company incorporated its eighth subsidiary, Yoystra Enterprises, Inc., for the purpose of developing the Company's sixth restaurant in Coconut Grove, Florida. (See Note 17B).

All of the Company's subsidiaries are wholly-owned and either formed by the Company or acquired in exchange-of-stock transactions accounted for retroactively as if they were poolings of interests. All intercompany balances and transactions have been eliminated in consolidation. The Company's 50% legal interest in Prairie has evolved into what is effectively a controlling interest and accordingly, the accounts of Prairie are fully consolidated with those of the Company and its other subsidiaries. (See Note 1B).

                  ROYAL CANADIAN FOODS CORP. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (Continued)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

B) Reporting of Joint-Venture Activities:

At May 31, 1996, the Company's 50% investment in Prairie was accounted for by the equity method. At such date, the restaurant was under construction and had not started operations. The amount previously reported of $180,763 represented the Company's contribution to the cost of construction in progress. The restaurant opened on July 27, 1996.

Effective as of the close of the Company's 1997 fiscal year, the Company conclusively determined that its investment in Prairie was approximately twice that of its joint-venture partner. Furthermore, such joint-venture partner informed the Company that notwithstanding the intent of the parties, as permitted by the agreement and applicable law, it would not make additional cash investments to maintain its 50% ownership thereof.

The joint-venturer's 50% share of Prairie's first year loss is in excess of its capital contribution. As the joint-venturer has no contractual or legal obligation to make additional cash investments in the joint-venture, the Company's investment has evolved into a majority interest. Accordingly, the accounts of the joint-venture are fully consolidated in the accompanying financial statements. As the joint-venturer's equity has been completely absorbed by its share of Prairie's first year loss, no minority interest is reported on the accompanying consolidated balance sheet at May 31, 1997. The joint-venturer's entire investment is reflected as a minority interest credit on the accompanying consolidated statement of operations.

The Company has recharacterized its investment in the joint-venture of $180,763 at May 31, 1996 as capital expenditures on the accompanying consolidated statement of cash flows for the year then ended.

The Canadian joint-venture commenced development of a restaurant in Miami Beach, Florida in fiscal 1996 but abandoned such activity due to construction and building-code related difficulties. The Company's share of such losses are reported as loss on discontinued joint-venture on the accompanying consolidated statement of operations. Both the subsidiary and this joint venture are presently inactive. (See Note 14).

C) Accounts Receivable:

Accounts receivable consist of bank or credit card company approved credit card charges. A provision for uncollectibles is not needed.

D) Inventory:

Inventory, consisting of raw food and supplies, is stated at the lower of cost, as determined by the first-in, first-out method, or market.

E) Property, Equipment and Depreciation:

Property and equipment are recorded at cost, which, for the two most recently opened New York restaurants, includes the cost of rent incurred during construction. (See Note 1F). Renewals and betterments are also capitalized. Maintenance and repairs are charged to expense as incurred.

                  ROYAL CANADIAN FOODS CORP. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (Continued)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

E) Property, Equipment and Depreciation: (Continued)

Depreciation for financial accounting is provided by the straight-line method over useful lives of ten years for restaurant equipment and five to fifteen and one half years (the life of the lease) for leasehold improvements. For income tax reporting purposes, a declining balance method over seven years is used for certain equipment and a 31.5 year or 39.5 year period is used to amortize improvements. When depreciable assets are retired or otherwise disposed of, the cost and related accumulated depreciation are eliminated from the accounts, and the resulting gain or loss is reflected in operations.

F) Leases:

Rentals applicable to operating leases, which do not transfer ownership risks and benefits, are charged to expense on the straight-line basis over the lease term. The deferred rent liabilities reported on the accompanying balance sheet represent rent charged to operations or capitalized during (and as a component of) restaurant construction, but not yet payable to lessors.

G) Deferred Income:

The Company is a party to certain agreements with credit card companies; the Company receives advance cash payments from such companies and in return agrees to provide to customers using the credit cards restaurant meal values in aggregate amounts equal to twice the cash advanced. Such customers receive a discount of 25% from the credit card company when their bills are rendered. The Company therefore records sales at 75% of their menu value and also records a 25% promotional charge representing the difference between the 50% net cash they receive and the 75% sales value credited. (See Note 6).

H) Research and Development:


Research and development expenditures related to the formation of the Company's wholesale division are expensed in accordance with Statement of Financial Accounting Standards No. 2. (See Notes 4 and 21A).

I) Income Taxes:

The Company is subject to federal, state and city taxes on income. Due to losses incurred since inception, neither the Company nor its subsidiaries have incurred income taxes. The Company accounts for income taxes pursuant to Statement of Financial Accounting Standards No. 109 ("SFAS 109"). Under such standard, the Company's net operating loss carry-forwards aggregating approximately $2,662,000 and $1,590,000 at May 31, 1997 and 1996, respectively, give rise to deferred tax assets of approximately $692,000 and $413,000 at those dates. However, such deferred tax assets are fully offset by valuation allowances in equivalent amounts. Other temporary differences between financial and income tax reporting are also given certain recognition under SFAS 109. (See Note 15).

                  ROYAL CANADIAN FOODS CORP. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (Continued)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

J) Loss Per Share:

Loss per share is calculated by dividing each year's net loss by the weighted average number of common shares outstanding for that year. Underwriter's common stock purchase warrants, issued November 23, 1993, are anti-dilutive and are accordingly excluded from common stock equivalents when computing loss per share. Adoption of Statement of Financial Accounting Standards No. 128, "Earnings Per Share," required for interim and annual periods ending after December 15, 1997, is not expected to have a material impact on the Company's per share data.

K) Use of Estimates:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 2 - PROPERTY AND EQUIPMENT

This account consists of the following:

Leasehold improvements                               $1,087,969
Restaurant equipment                                    311,638

                                                     ----------
Total at cost                                         1,399,607
Less: Accumulated depreciation                          272,515
                                                     ----------
Property and equipment, net                          $1,127,092
                                                     ==========

NOTE 3 - CONSTRUCTION IN PROGRESS AND RELATED COSTS

The Company's seventh subsidiary has commenced construction of a Royal Canadian Womlett House Restaurant at 1505 Washington Avenue in South Miami Beach, Florida. At May 31, 1997 the costs attributable thereto are as follows:

Leasehold improvements                                 $207,843
Restaurant equipment                                     17,850
                                                       --------
Total Construction in Progress                          225,693
                                                       --------
Leasehold                                                50,000
Other intangible costs                                   14,920
                                                       --------

Total Related Costs                                      64,920
                                                       --------
Total Construction in Progress and Related Costs       $290,613
                                                       ========

The Womlett House Restaurant opened subsequent to May 31, 1997. (See
Note 17D).

NOTE 4 - WHOLESALE DIVISION ACTIVITIES

A)  Non-Operating Assets:

During the fiscal years ended May 31, 1997 and 1996 the Company expended $782,208 on costs and expenses related to the development of a frozen pancake wholesale distribution line of business. Certain additional expenditures were also incurred thereafter. (See Notes 4B and 21A).

                  ROYAL CANADIAN FOODS CORP. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (Continued)

NOTE 4 - WHOLESALE DIVISION ACTIVITIES (Continued)

A)  Non-Operating Assets (Continued):

Subsequent to May 31, 1997 however, due to insufficient financing the Company was forced to suspend its research and development activities related to this line of business, on which no revenues have been realized to date. Pending resumption of this division's activities, various expenditures resulting in productive equipment and certain related assets at May 31, 1997 are reported as non-operating on the accompanying consolidated balance sheet as follows:

Machinery and equipment                                $ 70,550
Frozen food corrugated boxing supplies                   50,000
                                                       --------

Total                                                  $120,550
                                                       ========

B)  Research and Development Expenses:

Research and development expenditures charged to operations in fiscal 1997 and 1996 are as follows:
                                                 1997      1996
                                                 ----      ----
Product development and analysis              $174,166   $ 6,480
Packaging design and development               330,229    20,000
Shows, marketing and other                     123,383     8,000
                                              --------   -------
Total                                         $627,778   $34,480
                                              ========   =======

NOTE 5 - SALES, RENT AND PAYROLL TAXES PAYABLE

The components of this account, including payroll taxes accrued but not yet payable as well as delinquent amounts due for other than the current quarter, together with interest and penalties thereon at May 31, 1997 are as follows:
                                         Sales and   Payroll
                                        Rent Taxes    Taxes     Total
                                        ----------    -----     -----
Payroll taxes accrued but not yet
 payable, applicable to accrued but
 unpaid officers' salaries              $   -      $ 39,998   $ 39,998

Sales, rent and payroll taxes due for
 the quarters beginning March 1, 1997
 and April 1, 1997, respectively          72,884     27,102     99,986

Sales, rent and payroll taxes due for
 all periods ended before March 1,
 1997 and April 1, 1997, respectively    409,981    219,917    629,898
                                        --------   --------   --------

Total sales, rent and payroll taxes
 payable                                $482,865   $287,017   $769,882
                                        ========   ========   ========

The Company's operating subsidiaries have entered into deferred-payment agreements with respect to its delinquent taxes. At various times, tax liens have been filed against such subsidiaries. Pursuant to statute, remedies available to tax authorities in connection with the collection of delinquent sales and payroll taxes include closure of the Company's restaurants. (See Note

20B).
                                      F-11

                  ROYAL CANADIAN FOODS CORP. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (Continued)

NOTE 6 - DEFERRED INCOME

Amounts advanced, applied and unapplied under deferred income agreements at May 31, 1997 are as follows:
                                         Fiscal     Fiscal
Contract inception date                   1997       1996      Total
                                         ------     ------     -----

Amounts advanced                         $79,000    $77,200   $156,200
Less: Amounts applied                     42,871     77,200    120,071
                                         -------    -------   --------

Amounts unapplied                        $36,129    $  -      $ 36,129
                                         =======    =======   ========


The Company is required to provide restaurant meal values equal to twice the contract amount. When the customers settle their applicable credit card bills, however, they pay 75% of menu prices. Accordingly, the satisfaction of this obligation will be accounted for by recording net sales of $54,194 and a promotional charge of $18,065. (See Note 1G).

NOTE 7 - RELATED PARTY TRANSACTIONS

A) Officers' Employment Agreements and Accrued Compensation:

The Company has five-year employment contracts with its two officers, expiring November 1998, cancelable only for cause and automatically renewable for one-year periods unless either party gives timely written notice of non-renewal. The contracts provide for aggregate annual base salaries of $270,000, are subject to annual cost-of-living increases and contemplate annual performance bonuses as determined by the Board. They also provide for health insurance and other benefits comparable to other personnel and include non-competition and confidentiality covenants.

At May 31, 1997, $315,585 and $194,293 ($509,878 in the aggregate) of contractual salary obligations accrued but not paid were owed to the Company's president and other officer, respectively.

B) Officer/Stockholder Loan:

The Company is indebted to its president and principal stockholder on an unsecured loan totaling $316,480 including accrued interest at May 31, 1997. A repayment of $70,000 was made during the first month of fiscal 1997; loans aggregating $112,975 were advanced during fiscal 1996. Loan proceeds generally have been used to develop and equip the Company's restaurants and also for working capital. Interest accrued at 9% per annum totalled $26,941 for fiscal 1997 and $27,388 for fiscal 1996.

The officer/stockholder has periodically extended the due date of the loan or a substantial portion thereof. As of May 31, 1997, the maturity date of $250,000 of the loan was extended until June 30, 1998, subject to mandatory earlier prepayment if the Company completes another public common stock offering prior thereto. (See Note 8B). The balance of the loan, $66,480, is classified as a current liability at May 31, 1997.

Subsequent to May 31, 1997, additional loans were made to the Company from a member of the officer/stockholder's family. (See Note 18B).

                  ROYAL CANADIAN FOODS CORP. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (Continued)

NOTE 8 - CONTINGENT FINANCING AND RELATED MATTERS

A) Contingent Loan Payable:

In August 1995, the Company received a $300,000 financing commitment. The financing was to be made available in two equal allotments each conditioned upon the signing of a lease for new restaurant premises. The agreement provided that once advanced, the funds had to be used to develop the applicable restaurant; except, that a surplus left after the first restaurant opened could be used to defray the costs of the second once premises therefor had been secured; and that a surplus, if any, remaining after both restaurants had opened could be retained by the Company. Repayments of advances and interest thereon at 12% per year are required only if the Company completes another public offering of common stock and only from the proceeds thereof. (See Note
8B). On August 11, 1995, the Company received the first $150,000 allotment. On February 7, 1996, the Company received $100,000 under the second allotment. An additional $25,000 was received on March 1, 1996. No further advances were made. On August 30, 1996, the lender, an affiliate of the underwriter of the Company's proposed public offering, waived certain restrictions on the allocation and use of the amounts advanced. In October 1996, all limitations on the use of the funds were eliminated; the amended agreement required only that the Company use the funds in its operations.

Due to the contingent nature of the loan, all proceeds were credited to additional paid-in capital. Interest cost at 12% is provided to reflect the interest-bearing nature of the advance if the contingency triggering repayment is met; the related credit is also added to paid-in capital. In the event that repayment is required, the principal as well as the accumulated "interest" will be deducted from such capital account.

B) Letter of Intent for New Offering:

In March 1996 the Company signed a letter of intent with an underwriter, which proposed the sale by the Company of 1,200,000 common shares at a price per share of $5 on a best-efforts, all or none basis. Such letter provides for a 10% underwriting fee, a 3% non-accountable expense allowance, underwriter's warrants exercisable at 165% of the offering price and related registration rights. Also the letter provides for damages payable by the Company to the underwriter under certain circumstances.

On November 19, 1996, the Company's underwriter amended its letter of intent for the Company's new offering to change from a best-efforts type to a firm-commitment type underwriting, which provides that all shares will be sold if one is sold. As amended, the letter grants the underwriter a 15% over-allotment option, standard in such offerings, and also reduces the exercise price of the underwriter's purchase warrants from 165% to 120% of the public offering price. (See Notes 8A, 21B and 21C).

C) Common Stock Purchase Warrants and Related Registration Rights:

Upon completion of the Company's initial public offering on November 23, 1993, the underwriter received warrants to purchase 25,000 shares of the Company's common stock at $6.00 per share, exercisable until October 7, 1998. Until such date, the underwriter also has one demand and one piggy-back registration right for the warrants and/or underlying shares.

                  ROYAL CANADIAN FOODS CORP. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (Continued)

NOTE 9 - LOANS PAYABLE

At May 31, 1997, the Company owed $291,750, including $21,750 of accrued interest at 12% per annum, to an affiliate of the underwriter of the Company's proposed public offering. The loans, evidenced by four non-negotiable, unsecured notes due December 31, 1997, were subsequently extended, but must be prepaid upon consummation of a second public offering of the Company's common stock. (See Notes 8B, 18A and 20B).

NOTE 10 - NOTES PAYABLE, SUBSEQUENTLY CONVERTED TO COMMON SHARES

On March 25, April 18, and May 13, 1997, the Company borrowed a total of $178,000 and $21,760 from two individual overseas lenders, respectively. The aggregate amounts borrowed on the above dates were $70,000, $69,980 and $59,780, respectively. These notes bore interest at 12% per annum and were payable 90, 60 and 30 days after issuance on the 23rd, 17th and 12th of June 1997, respectively. Subsequent to May 31, 1997, the notes were converted to common stock of the Company. (See Note 19A).

NOTE 11 - MINIMUM OPERATING RENT COMMITMENTS

The Company has operating leases for each of its restaurant premises. In addition to base rent, the Company pays its proportionate share of certain utility charges and realty tax increases. The leases for the three New York restaurants expire December 2001, June 2005, and January 2006, respectively;

none of these leases contain renewal provisions.

The Prairie joint-venture initially occupied its premises pursuant to a lease in negotiation. Such lease was not finalized until subsequent to May 31, 1997. Monthly amounts of $4,763 paid prior to the signing of the lease were accepted in exchange for an occupancy retrospectively deemed to have been pursuant to a verbal understanding. (See Note 17A).

On March 25, 1997, the Company's seventh subsidiary entered into a ten year lease expiring March 31, 2007 for the premises of the Womlett House Restaurant, opened subsequent to May 31, 1997. (See Note 17D). The Company may terminate the lease after five years; however, exercise of this option is considered unlikely in light of the economic penalty that would be incurred resulting from the early abandonment of the premises. The lease provides for a two-month rent holiday through May 31, 1997. Initial annual rent of $24,000 increases by four percent cumulatively throughout the term of the lease beginning March 1, 1998.

The annual minimum rental commitments for the next five years and thereafter through expiration of the three New York leases, the Miami joint-venture lease as subsequently finalized, and the Womlett House lease are as follows:

               Year Ending May 31,              Amount
               -------------------              ------
                     1998                      $ 351,211
                     1999                        359,279
                     2000                        373,837
                     2001                        392,046
                     2002                        356,520
                   2003-2007                   1,242,949
                   2008-2012                     367,194
                                              ----------
                     Total                    $3,443,036
                                              ==========

                  ROYAL CANADIAN FOODS CORP. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (Continued)

NOTE 11 - MINIMUM OPERATING RENT COMMITMENTS (Continued)

Each of the New York restaurants has been the subject of rent litigation and liens for New York State Sales Taxes. (See Notes 5, 12A and 20).

Subsequent to May 31, 1997, the Company entered into a lease for the Company's sixth restaurant in Coconut Grove, Florida. (See Notes 17B).

Base rentals, contingent rentals and total rent expense for fiscal 1997 and 1996 are as follows:
                                  Base        Contingent   Total Rent
Fiscal Year Ended May 31,        Rentals       Rentals      Expense
-------------------------        -------       -------      -------


          1997                   $353,497      $21,437     $374,934
                                 ========      =======     ========
          1996                   $250,831      $38,610     $289,441
                                 ========      =======     ========

NOTE 12 - LITIGATION

A) Rent Litigation - New York Restaurants (See Note 21A):

At several times during the past two fiscal years the Company has been the defendant in various summary proceedings brought for non-payment of rent by all of the landlords of the Company's New York restaurants. Such rent arrears, included in "Accrued expenses, other" on the accompanying consolidated balance sheet, approximated $105,000 and $35,500 at May 31, 1996 and 1997, respectively. At the latter date, approximately $29,300 of the delinquent rent was attributable to the Broadway restaurant.

Historically, the Company has settled such actions prior to eviction by signing stipulation agreements and paying initially agreed-upon amounts. However, the Company often has failed to timely make further payments specified in the stipulations or to timely pay subsequent monthly rent; accordingly summary proceedings have been brought more than once in the last two years and thereafter for the same restaurant. (See Note 20A).

B) Litigation - Discontinued Joint-Venture:

Litigation related to the Company's Canadian joint-venture was settled in May 1996. (See Note 14).

NOTE 13 - CAPITAL STOCK TRANSACTIONS

On April 26, 1996, the Company sold 50,000 newly issued, unregistered common shares under Regulation "S" of the Securities Act of 1933 to an overseas investor at $2 per share for net proceeds of $100,000.

In four transactions between July 12 and August 6, 1996, the Company sold an aggregate of 129,101 newly issued, unregistered common shares, all at a per share price of $2. Net proceeds were $258,202. The shares, all sold under Regulation "S", were purchased by two overseas investors.

Generally, shares sold to overseas investors under Regulation "S" may be resold after forty days. However, the purchasers referred to above agreed to (i) not resell any shares for a period of three months and (ii) a further restriction on resale for one-half of their shares for an additional three months.

                  ROYAL CANADIAN FOODS CORP. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (Continued)

NOTE 13 - CAPITAL STOCK TRANSACTIONS (Continued)


On January 9 and January 30, 1997, the Company sold an aggregate of 114,974 newly issued, unregistered common shares, all at a per share price of $2. Net proceeds were $229,948. The shares, all sold under Regulation "S", were purchased by one overseas investor. However at the time these shares were sold, the Company was not current on its periodic reporting requirements under the Securities Exchange Act of 1934; therefore, these shares were issued subject to a one-year resale restriction.

Subsequent to May 31, 1997, certain existing debt of the Company was converted to common stock and additional shares were also sold, all under Regulation "S". (See Notes 10 and 19).

NOTE 14 - LOSS ON DISCONTINUED JOINT VENTURE

The Canadian joint-venture entered into a lease for premises on Lincoln Road, Miami Beach, Florida. Canadian paid a $8,750 security deposit and hired a contractor to prepare detailed design plans for the construction of the restaurant. Prior to starting construction, Canadian learned of certain misrepresentations the landlord made as to the extent of certain improvements being made by the City of Miami Beach to the area's infra- structure: They would extend the construction period for the restaurant; increase the cost and more important, the delay would mean this location could not open in time for the 1996-1997 winter season. Also, late in 1995, after Hurricane Andrew, the City enacted substantial changes to its building codes, which would further increase the construction cost and delay the opening. The parties were unable to reach an accommodation regarding these matters. When rent became due under the lease, the landlord brought an action to enforce payment. On May 14, 1996, the parties settled the litigation and terminated the lease. Canadian surrendered the $8,750 security deposit. Since the contractor's plans were specific to the Lincoln Road premises, their cost of $15,000 was also written off. The Company's share of this loss in fiscal 1996 was $11,875. In fiscal 1997 the Company recognized an additional loss of $8,500 related to the abandonment of this project. At May 31, 1997 the Company has no further obligation thereunder either to the landlord or the joint-venturer and the Canadian joint-venture remains inactive.

NOTE 15 - INCOME TAXES

The Company sustained taxable losses of approximately $1,072,000 in 1997 and $587,000 in 1996. The Company and its subsidiaries have incurred no income tax since inception. Approximately $2,662,000 of tax loss carry-forwards may be offset against future years' taxable income, expiring as follows: 2005: $77,000; 2006: $33,000; 2007: $2,000; 2008: $93,000;
2009: $322,000; 2010: $476,000; 2011: $587,000; 2012: $1,072,000.

At May 31, 1997 and 1996, the Company had no deferred tax liabilities and the following deferred tax assets:
                                                   1997       1996
                                                   ----       ----
Net operating loss carryforward                  $692,025   $413,480
Deferred rent, net of amounts capitalized          34,285     27,177
Property and equipment depreciation differences    28,604     10,427
Corporate joint-venture investments                 3,074      3,087

                                                 --------   --------
Total                                            $757,988   $454,171
                                                 ========   ========

                  ROYAL CANADIAN FOODS CORP. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (Continued)

NOTE 15 - INCOME TAXES (Continued)

The above deferred tax assets were completely offset by equivalent valuation allowances, which increased by $303,817 and $167,018 during the fiscal years ended May 31, 1997 and 1996, respectively.

NOTE 16 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As set forth on such financial statements, the Company sustained net losses of $1,180,400 in fiscal 1997 and $622,989 in fiscal 1996. Also as of May 31, 1997, the Company has net working capital and stockholders' equity deficiencies of $1,764,835 and $1,056,685, respectively. In addition, the Company's New York landlords have all brought summary non-payment proceedings against the Company's subsidiaries; warrants of eviction have been issued on several occasions and one warrant, issued subsequent to May 31, 1997 was executed. (See Note 20A). Further, payroll tax and sales tax liens have been filed with respect to each operating subsidiary and the restaurants are also subject to closure by applicable taxing authorities. Subsequent to May 31, 1997, one New York restaurant was temporarily closed due to the Company's failure to stay current on a deferred-payment arrangement. (See Note 20B). All of these conditions raise substantial doubt about the Company's ability to continue as a going concern.

Since the inception of the Company, management has concentrated on developing the restaurants, creating name recognition and attracting a loyal patron base. Significant operating losses during the period of such development were expected. However, the extent and duration of such losses have each been far greater than anticipated. Management believes that the Company has achieved a valuable name recognition and a certain level of customer acceptance. Management also believes that profitable restaurant operations can be attained by increasing volume at existing locations while nonetheless controlling costs and successfully developing new restaurants. Management has been hampered in implementing its expansion plans by longer than expected construction periods, higher than anticipated costs and insufficient capital. Moreover, while sales at the New York restaurants have increased, operating margins are still significantly below hoped-for levels.

In the last quarter of fiscal 1996, the Company began development of a wholesale division. Research and development activities related thereto were conducted throughout fiscal 1997. However, during the subsequent fiscal quarter, management was forced to suspend activities related to this new line of business due to insufficient financing. (See Note 21A). Management believes that the name recognition gained by its restaurants as well as favorable responses to early market testings of its wholesale product augur well for its successful entry into wholesale distribution, assuming adequate financing can be obtained. (See Note 21B).

The Company has signed a letter of intent for a second public offering of its shares. Management believes that if successful, the proceeds thereof will be sufficient to pay outstanding current liabilities, including significant sales and payroll tax delinquencies and provide needed working capital; finance the expansion of restaurant operations and complete the entry into the wholesale distribution business.

                  ROYAL CANADIAN FOODS CORP. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (Continued)

NOTE 16 - GOING CONCERN (Continued)

There is no assurance that such goals will be achieved, nor is there any assurance that if sufficient financing is obtained that the Company's future operations will be profitable. Moreover, given the Company's current financial condition, completion of the proposed public offering or securing adequate alternative financing is essential if the Company is to remain viable. Lastly, the Company's ability to obtain financing has been in the past, and is at present impeded by its failure to remain current on its periodic reporting requirements to the Securities and Exchange Commission. Although management believes that it will soon become and thereafter remain current on its reporting obligations, there can be no assurances given in this regard. (See
Note 21C).

The continuation of the Company as a going concern is dependent upon the successful completion of its financing and expansion plans. Management is hopeful that it will be successful in these endeavors, although no assurances in this regard can be given. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the classification and amounts of liabilities that might be necessary if the Company is unable to continue in existence.

NOTE 17 - SUBSEQUENT EVENTS: FLORIDA RESTAURANTS

A) Finalization of Lease for Prairie Joint-Venture Restaurant:

On November 1, 1997, the lease for the Prairie joint-venture's premises, previously occupied pursuant to a verbal understanding, was signed by the parties. Such lease provides for an initial term of four years, commencing January 1, 1998 and expiring December 31, 2001. The lease, which may be extended for two terms of five years each, requires initial annual rent of $48,451, payable monthly, together with Florida rent tax thereon. Base rent increases by 4% per year cumulatively over all terms of the lease. Due to the economic penalty that would be incurred if the restaurant's leasehold improvements were abandoned before the expiration of the renewal terms, the

Company expects that both renewal options will be exercised, assuming the Company's continuation through such periods. (See Note 14). Total base rent, together with rent tax thereon, payable over all terms of the lease through December 31, 2012 is $977,214. Such amount is included in the minimum annual lease commitments reported at May 31, 1997. (See Note 11).

B) Formation of New Subsidiary; Related Agreement of Lease:

On December 30, 1997, the Company's new subsidiary, Yoystra Enterprises, Inc. was incorporated in Florida. This subsidiary, the Company's eighth, was formed to develop, own and operate a Royal Canadian Pancake House Restaurant in Coconut Grove, Florida. On the same date, the subsidiary entered into a lease agreement for the premises of the new restaurant. Construction costs for this location, the Company's sixth, are estimated at $250,000. The lease allows for immediate occupancy by the Company to adapt the premises for use as a restaurant; however, due to the present lack of financing, such work has not begun. At present the source of such financing is not committed. (See Notes 8B, 16 and 21B).

                  ROYAL CANADIAN FOODS CORP. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (Continued)

NOTE 17 - SUBSEQUENT EVENTS: FLORIDA RESTAURANTS (Continued)

B) Formation of New Subsidiary; Related Agreement of Lease (Continued):

The lease for the Coconut Grove premises has an initial five-year term, expiring February 28, 2003, with one five-year renewal option. The lease requires payment of rent commencing on the date the restaurant opens for business at the rate of $5,000 per month, together with applicable Florida rent tax. Base rent increases by 10% on March 1, 2001 and every third year thereafter throughout the initial and renewal term if extended. Assuming the continuation of the Company through such renewal date, election of the renewal option is expected based on the economic penalty that would be incurred if the leasehold improvements were surrendered earlier. (See Note 16). Rent due under the lease, assuming an opening of June 1, 1998, aggregates $699,490 as follows:
1999: $63,900; 2000: $63,900; 2001: $64,965; 2002: $70,290; 2003-2008;
$436,435. Such amounts are not reflected in the minimum annual rental commitments reported at May 31, 1997. (See Note 11).

C) Litigation - Prairie Joint Venture:

Prairie is the defendant, along with two of its officers, in a complaint filed to recover the cost of certain goods sold to the joint-venture in July 1996. The amount sought is less than $15,000 and the Company does not expect that any material liability will result from this matter.

D) Opening of Womlett House Restaurant (Unaudited):

On January 16, 1998, the Company's fifth restaurant, a Royal Canadian Womlett

House, opened at 1505 Washington Avenue, Miami Beach, Florida. The restaurant's aggregate development and construction costs were approximately $500,000, of which approximately three-fifths had been incurred and are reported on the accompanying consolidated balance sheet at May 31, 1997. (See Note 3).

NOTE 18 - SUBSEQUENT EVENTS: LOANS PAYABLE, OTHER

A) Loans Payable:

In eight separate transactions from June 19 through October 14, 1997, the Company borrowed an aggregate of $245,000 from the same party who had loaned it a total of $270,000 during fiscal 1996. The new loans bear interest at 12% per annum and are evidenced by non-negotiable notes due December 31, 1998. These loans must be prepaid upon the completion of a new public offering of the Company's common stock. The lender, an affiliate of the underwriter of the Company's proposed public offering, also extended the maturity of the loans made during fiscal 1997 to the same due date; accordingly all loans from such party, including accrued interest, are due December 31, 1998. (See Notes 8A, 8B, 20B and 21B).

In four separate transactions from November 13, 1997 thru February 23, 1998, the Company borrowed a total of $208,000 from a third party. Such loans are evidenced by non-negotiable notes bearing interest at 12% per year and are due December 31, 1998, subject to mandatory prepayment upon the consummation of a new public offering of the Company's common stock.
(See Notes 8B and 21B).

                  ROYAL CANADIAN FOODS CORP. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (Continued)

NOTE 18 - SUBSEQUENT EVENTS: LOANS PAYABLE, OTHER (Continued)

B) Related Party Loans (Unaudited):

On June 23, 1997 and February 10, 1998, the Company borrowed $25,000 and $50,000, respectively, from a family member of the Company's president and majority shareholder. Such loans, both of which were repaid shortly after they were made, bore interest at 9% per annum.

NOTE 19 - SUBSEQUENT EVENTS: CAPITAL STOCK TRANSACTIONS

A) Conversion of Notes Payable:

On June 9, 1997, the two holders of an aggregate of $199,760 of the Company's notes agreed to convert such loans to common stock of the Company at the rate of $2.00 per share. A total of 99,880 shares were issued, pursuant to Regulation "S" of the Securities and Exchange Commission, promulgated under the Securities Act of 1933. (See Note 10).

B) Additional Sales of Common Stock under Regulation "S"


On August 8, August 19, and September 8, 1997, the Company sold 49,980, 24,990 and 24,990 shares of the company's common stock to one overseas investor, all at a price of $2.00 per share, and received, net proceeds, in the aggregate, of $199,920. All 99,960 shares were sold pursuant to Regulation "S", as promulgated under the Securities Act of 1933.

NOTE 20 - SUBSEQUENT EVENTS: NEW YORK RESTAURANTS (Unaudited)

A) Landlord Litigation:

Subsequent to May 31, 1997, landlord litigation continued in varying degrees for the New York locations. At various times, stipulation agreements were signed for all three New York restaurants. Warrants of eviction were issued for the Second and Third Avenue restaurants and one warrant applicable to the latter was executed. Upon payment by the Company of stipulated amounts, applicable warrants were vacated. As of February 28, 1998, the Company has paid substantially all of its rent arrearages, utilizing various loan and equity proceeds.

B) Temporary Sales Tax Related Restaurant Closure:

On March 4, 1998, the Company's Second Avenue restaurant was closed by the Sales Tax Division of the New York State Department of Taxation and Finance due to the Company's failure to pay an agreed-upon amount so as to remain current on its deferred payment arrangement.

On March 11, 1998, the Second Avenue restaurant was reopened upon the Company paying $75,000 against its sales tax liability and entering into a new 36-month installment agreement for the remaining balance of approximately $100,000. After making such payment, delinquent sales, rent and payroll taxes owed by the Company were approximately $630,000. The payment was funded from the proceeds of a $110,000 loan, borrowed from the same lender who had advanced a total of $515,000 in twelve previous transactions in fiscal 1997 and 1998. (See Note
18A).

                  ROYAL CANADIAN FOODS CORP. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (Concluded)

NOTE 21 - SUBSEQUENT EVENTS: OTHER

A) Wholesale Division/Research and Development Activities (Unaudited):

During the quarter ended August 31, 1997, the Company's research and development activities for its new wholesale division consisted of the expenditure of an additional $141,300 on corrugated boxes and related supplies. Prior to commencing production of distribution-size shipments, the Company determined it did not have sufficient financing to produce expected re-order quantities and was forced to suspend all activities related to this line of business. The Company estimates that it will require approximately $1,500,000 to complete the introduction of this wholesale product line to the market. The Company anticipates that the source of such financing will be the proposed new offering of its common stock. Assuming such proposed offering is consummated, of which there can be no assurance, significant revenues from the wholesale division are not expected prior to fiscal 1999. (See Notes 4 and 16).

B) Affirmed Letter of Intent for New Public Offering:

On February 19, 1998, the Company's underwriter re-affirmed to the Company in writing its intention of proceeding with a second public offering of the Company's common shares, despite the passage of time since November 19, 1996 when the first letter of intent dated March 25, 1996 was amended to reflect a firm commitment type offering. There is no assurance that such offering will be completed; also the Company must be current on its reporting obligations under the Securities Exchange Act of 1934 in order to proceed with the related registration statement under the Securities Act of 1933. (See Note 21C).

C) Delinquent Filing of Exchange Act Reports (Unaudited):

On or about March 22, 1998, the Company completed preparation of its Annual Report on Form 10-KSB for the year ended May 31, 1997, which report was then readied for electronic transmission to the Securities and Exchange Commission. Such report was approximately six and one-half months late. At such date, the Company was also delinquent with respect to two reports on Form 10-QSB for the quarterly periods ended August 31, 1997 and November 30, 1997. Timely filing of periodic reports specified by the Securities Exchange Act of 1934 is required by law; moreover, the Company's ability to obtain equity financing is impeded during periods when it is not in compliance with such requirements. (See Note
16).

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

          None.


                            Part III


Item 9.   Directors, Executive Officers, Promoters and
          Control Persons; Compliance With Section 16(a) of the Exchange Act.

          The executive officers and directors of the Company are set forth below. Each director serves for a period of one year and until his successor is elected and qualified. Officers are appointed and serve at the discretion of the Board of Directors.

           Name               Age       Position

Sheldon Golumbia              47        President, Treasurer and
                                         Director
Beatrice Puja                 44        Vice President-Operations
                                        Secretary and Director

          Sheldon Golumbia has been President, Treasurer and a Director of the Company since its inception in August 1993, president and sole director of the Hudson Street, Second Avenue, Broadway and Third Avenue subsidiaries since their inceptions in 1989, 1992, 1993 and 1994, respectively.

          Beatrice Puja has been Vice President-Operations since the completion of the Initial Public Offering in November 1993. She rendered managerial services to the Company as a consultant on a full-time basis for approximately 60 days prior to the completion of the Initial Public Offering and the commencement of her employment agreement. She has been Secretary and a Director of the Company since its inception in August 1993. She has been the secretary of the Company's subsidiaries since their inceptions and had, from time to time, rendered limited consulting services to the Company and its subsidiaries since 1989. From 1989 until becoming a full-time employee of the Company, Ms. Puja did not engage in any other business activity.

          The By-laws of the Company provide for indemnification of officers and directors to the fullest extent permitted by Delaware law.

Item 10.  Executive Compensation.

          The following table sets forth the cash compensation paid by the Company for each of its last three fiscal years ended May 31, to the individual acting as its chief executive officer and its other executive officer.


Name and Principal
Position                    Fiscal Year      Salary(1)
------------------          -----------      -------

Sheldon Golumbia                1997         $13,524(2)
President and                   1996         $48,775(3)
Treasurer                       1995         $72,116(4)

Beatrice Puja                   1997         $17,424(2)
Vice President-                 1996         $57,513(3)
Operations                      1995         $90,770(4)


(1) Represents cash compensation. The Company paid no other type of compensation to either officer and has no other type or form of compensation plans.
(2) Of the total salaries payable to Mr. Golumbia and Ms. Puja pursuant to their employment agreements for the 1997 fiscal year, $136,476 and $102,576, respectively, have been accrued and not paid, and are not reflected in the amounts set forth in the above table. At May 31, 1997, the total amount of accrued but unpaid salaries payable to Mr. Golumbia and Ms. Puja was $315,585 and $194,293, respectively.
(3) Of the total salaries payable to Mr. Golumbiaand Ms. Puja pursuant to their employemnt agreement for the 1996 fiscal year,$101,225 and $62,487, respectively, have been accrued and not paid, and are not reflected in the amounts set forth in the above table.
(4) Of the total salaries payable to Mr. Golumbia and Ms. Puja pursuant to their employment agreements for the 1995 fiscal year, $77,884 and $29,230, respectively, were accrued and have not been paid, and are not reflected in the amounts set forth in the above table.

          Directors are not paid any fee for their services as directors, but are reimbursed for their reasonable travel expenses incurred in attending meetings of the Board.

          Prior to the completion of the Initial Public Offering, neither the Company nor its subsidiaries had paid any compensation to its officers. However, the Company did impute compensation for Sheldon Golumbia and Beatrice Puja aggregating $150,000 and $5,000, respectively, for all fiscal years thru May 31, 1993. Salary also was imputed for fiscal 1994 up to the date of the closing of the Initial Public Offering in the amounts of $36,000 and $1,000 for Mr. Golumbia and Ms. Puja, respectively. In addition, Ms. Puja was paid $25,000 after completion of the Initial Public Offering for consulting services she rendered on a full-time basis for approximately 60 days prior thereto in connection with the closing of the Hudson Street Restaurant and opening of the Broadway Restaurant.


          The Company entered into five-year employment agreements with Sheldon Golumbia and Beatrice Puja, for initial annual salaries of $150,000 and $120,000, respectively, which commenced upon the completion of the Initial Public Offering in November 1993 and are automatically renewed at the end of the employment term for additional one year periods, unless either party gives written notice of non-renewal to the other at least 60 days prior to the end of the then existing period. These salaries are subject to cost-of-living adjustments and bonuses based upon performance, such bonuses to be determined each year by the Company's Board of Directors. The employment agreements also contain confidentiality and non-competition provisions.

          The Company does not have any employee compensation plans in effect at the present time, but will consider the adoption thereof if and when it believes they would be appropriate to foster the development and growth of the Company.


Item 11.  Security Ownership of Certain Beneficial
          Owners and Management.

          The following table sets forth as of February 28, 1997, certain information regarding the number and percentage of shares of Common Stock beneficially owned by each person known by the Company to own more than five percent of its outstanding Common Stock, each officer and director of the Company, and all officers and directors as a group. All persons listed below have sole voting and investment power with respect to their shares of Common Stock.

     Name and Address         Number of
  of Beneficial Owner          Shares        % Ownership
  -------------------          ------        -----------

Sheldon Golumbia              2,137,500        71.4%
Royal Canadian Foods Corp.
1004 Second Avenue
New York, New York 10022

Beatrice Puja                   100,000         3.3%
Royal Canadian Foods Corp.
1004 Second Avenue
New York, New York 10022

Officers and Directors as
 a group (2 persons)          2,237,500        74.7%


Item 12.  Certain Relationships and Related Transactions.

          From time to time, Sheldon Golumbia, President, Director and principal shareholder of the Company, has made loans to the Company,

principally for the purpose of funding construction costs of the Restaurants and to a lesser degree for working capital purposes. In fiscal 1997, $70,000 of loans were repaid. The amounts of principal advanced during the 1996 and 1995 fiscal years were $112,975 and $89,009. In addition, interest at 9% per annum was accrued in fiscal 1997, 1996 and 1995 in the amounts of $26,941, $27,388 and $12,770, respectively. At May 31, 1997, the aggregate amount of principal and accrued interest outstanding was $315,380.

          Mr. Golumbia has periodically extended the maturity date of a substantial portion of the loan and at times has increased the loan amount subject to such extended maturity. As of May 31, 1997, he extended the due date for $250,000 of the loan until June 30, 1998, subject to mandatory earlier prepayment if the Company completes another public offering of its Common Stock prior thereto. See "Item 6 - Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 7B to the Consolidated Financial Statements.

          Mr. Golumbia also has guaranteed the payment of any amounts due under the Broadway Lease at the time the Company vacates the subject premises.

          Sarah Golumbia, mother of Sheldon Golumbia, made $25,000 and $50,000 loans to the Company with interest at 9% per annum on June 23, 1997 and February 10, 1998, respectively. The Company repaid the $25,000 loan on July 14, 1997 and repaid the $50,000 loan in two $25,000 payments, the first on February 24, 1998 and the second on March 9, 1998.

Item 13.  Exhibits and Reports on Form 8-K.

a.  Exhibits

Exhibit No.                   Description
-----------                   -----------

    3.1             Articles of Incorporation(1)
    3.2             By-Laws(1)
   10.1             Hudson Street Lease(1)
   10.2             Second Avenue Lease(1)
   10.3             Broadway Lease(1)
   10.4             Third Avenue Lease(2)
   10.5             Promissory Note(1)
   10.6             Letter Agreement Regarding Loans(1)
   10.7             Employment Agreement of Sheldon Golumbia(1)
   10.8             Employment Agreement of Beatrice Puja(1)
   10.9             Note Extension(3)
   10.10            Note Extension dated August 22, 1995(4)

   10.11            $300,000 Loan Agreement(4)
   10.12            $150,000 Promissory Note(4)
   10.13            Note Extension Dated as of May 31, 1996(5)
   10.14            Modification of $300,000 Loan Agreement(5)
   10.15            Limited Liability Agreement of Prairie Foods,
                    LLC(5)
   10.16            Prairie Foods Pancake Restaurant Lease(6)
   10.17            Miami Beach Womlett Restaurant Lease(6)
   10.18            Coconut Grove, Florida Pancake Restaurant
                    Lease(6)
   10.19            $100,000 Promissory Note dated February 7,
                    1996(6)
   10.20            $25,000 Promissory Note dated March 1, 1996(6)
   10.21            Second Modification of $300,000 Loan
                    Agreement(6)
   10.22            Second Note Extension dated as of May 31,
                    1997(6)
   10.23            $50,000 Promissory Note dated June 5, 1996(6)
   10.24            $50,000 Promissory Note dated June 26, 1998(6)
   10.25            $100,000 Promissory Note dated September 16,
                    1996(6)
   10.26            $70,000 Promissory Note dated March 13, 1997(6)
   10.27 Extension Agreement for $270,000 of loans (evidenced by Notes contained in Exhibits 10.23, 10.24, 10.25 and 10.26)(6)

   10.28            $30,000 Promissory Note dated June 19, 1997(6)
   10.29            $25,000 Promissory Note dated July 14, 1997(6)
   10.30            $50,000 Promissory Note dated September 4,
                    1997(6)
   10.31            $20,000 Promissory Note dated September 8,
                    1997(6)
   10.32            $20,000 Promissory Note dated September 12,
                    1997(6)
   10.33            $20,000 Promissory Note dated September 17,
                    1997(6)
   10.34            $50,000 Promissory Note dated September 22,
                    1997(6)
   10.35            $30,000 Promissory Note dated October 14,
                    1997(6)
   10.36            $110,000 Promissory Note dated March 11,
                    1998(6)
   10.37            $70,000 Promissory Note dated March 25, 1997(6)
   10.38            $48,220 Promissory Note dated April 18, 1997(6)
   10.39            $59,780 Promissory Note dated May 13, 1997(6)
   10.40 $178,000 Loan to Equity Conversion Agreement dated June 9, 1997(6)
   10.41            $21,760 Promissory Note dated April 18, 1997(6)
   10.42 $21,760 Loan to Equity Conversion Agreement dated June 9, 1997(6)

   10.43            $38,000 Promissory Note dated November 13,
                    1997(6)
   10.44            $50,000 Promissory Note dated December 19,
                    1997(6)
   10.45            $20,000 Promissory Note dated January 26,
                    1998(6)
   10.46            $100,000 Promissory Note dated February 23,
                    1998(6)
   21               List of Subsidiaries(6)

-----------------
(1) Incorporated by reference from an Exhibit of the same Exhibit number to Registrant's Registration Statement No. 33-67658-NY on Form SB-2.

(2) Incorporated by reference from Exhibit 10 of a Current Report filed on Form 8-K dated February 7, 1994.

(3) Incorporated by reference from an Exhibit of the same Exhibit number to Registrant's Annual Report on Form 10-KSB for the year ended May 31, 1994.

(4) Incorporated by reference from an Exhibit of the same Exhibit number to Registrant's Annual Report on Form 10-KSB for the year ended May 31, 1995.

(5) Incorporated by reference from an Exhibit of the same Exhibit number to Registrant's Annual Report on Form 10-KSB for the year ended May 31, 1996.

(6) Filed herewith.

b. Reports on Form 8-K for the Quarter ended May 31, 1997

          None.

                                   SIGNATURES

          In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              Royal Canadian Foods Corp.



                              By: /s/ Sheldon Golumbia
                                  Sheldon Golumbia, President
                                  March 23, 1998


          In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES                    TITLE                       DATE
----------                    -----                       ----

 /s/ Sheldon Golumbia   President, Treasurer,         March 23, 1998
  Sheldon Golumbia      Principal Executive
                        Officer, Principal
                        Financial Officer,
                        Principal Accounting
                        Officer and Director



 /s/ Beatrice Puja      Vice President-Operations,    March 23, 1998
  Beatrice Puja         Secretary and Director



             Supplemental Information to be Furnished With Reports
              Filed Pursuant to Section 15(d) of the Exchange Act
                            By Non-reporting Issuers

          The issuer has not and will not be sending proxy materials to its security holders. The Company will send a copy of this Annual Report to its security holders upon request.