Form 10KSB/A
period 1997-05-31
ROYAL CANADIAN FOODS CORP
filed 1998-07-07
CIK 911318

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                Form 10-KSB/A-1
                ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE
                      SECURITIES EXCHANGE ACT OF 1934
                    For the fiscal year ended May 31, 1997
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

                  Yes / /                        No /X/

                  Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. /X/

                          State issuer's revenues for
                    its most recent fiscal year: $3,326,285

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

                  (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

        State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                       2,993,915 shares of Common Stock

                      DOCUMENTS INCORPORATED BY REFERENCE
                                     None.

Transitional Small Business Disclosure Format:
          Yes / /             No /X/

                                  SIGNATURES

                  In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this amendment to report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    Royal Canadian Foods Corp.

                                    By:  /s/ Sheldon Golumbia
                                       ---------------------------
                                       Sheldon Golumbia, President
                                       July 1, 1998

           In accordance with the Exchange Act, this amendment to report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES                       TITLE                                 DATE

 /s/ Sheldon Golumbia     President, Treasurer,                    July 1, 1998
-----------------------   Principal Executive
  Sheldon Golumbia        Officer, Principal
                          Financial Officer,
                          Principal Accounting
                          Officer and Director

 /s/ Beatrice Puja        Vice President-Operations,               July 1, 1998
-----------------------   Secretary and Director
Beatrice Puja

                               INDEX TO EXHIBITS


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

                  1997(6)
 10.35            $30,000 Promissory Note dated October 14, 1997(6)
 10.36            $110,000 Promissory Note dated March 11, 1998(6)
 10.37            $70,000 Promissory Note dated March 25, 1997(6)
 10.38            $48,220 Promissory Note dated April 18, 1997(6)
 10.39            $59,780 Promissory Note dated May 13, 1997(6)
 10.40            $178,000 Loan to Equity Conversion Agreement dated June 9,
                  1997(6)
 10.41            $21,760 Promissory Note dated April 18, 1997(6)
 10.42            $21,760 Loan to Equity Conversion Agreement dated June 9,
                  1997(6)
 10.43            $38,000 Promissory Note dated November 13, 1997(6)
 10.44            $50,000 Promissory Note dated December 19, 1997(6)
 10.45            $20,000 Promissory Note dated January 26, 1998(6)
 10.46            $100,000 Promissory Note dated February 23, 1998(6)
 21               List of Subsidiaries(6)
 27               Financial Data Schedule(7)

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

(6) Filed as an Exhibit with the original filing of the Registrant's Annual Report on Form 10-KSB for the year ended May 31, 1997.

(7) Filed herewith.