Form 10QSB
period 1997-08-31
ROYAL CANADIAN FOODS CORP
filed 1998-07-07
CIK 911318

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   Form 10-QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended August 31, 1997

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

            Yes |_|  No |X|

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,993,915 shares of Common Stock

      Transitional Small Business Disclosure Format (check one)

            Yes |_|  No |X|

                   ROYAL CANADIAN FOODS CORP. AND SUBSIDIARIES

                         FORM 10-QSB FIRST QUARTER 1997

                                      INDEX

PART I                                                                  Page No.
------                                                                  --------

Financial Information:

Condensed Consolidated Balance Sheets:
  August 31, 1997 and May 31, 1997                                          2

Condensed Consolidated Statements of Operations for
  the Three Months Ended August 31, 1997 and 1996                           3

Condensed Consolidated Statements of Cash Flows for
  the Three Months Ended August 31, 1997 and 1996                           4

Notes to Condensed Consolidated Financial Statements                      5-6

Management's Discussion and Analysis of Financial
  Condition and Results of Operations                                     7-9

Part II
-------

Item 1. Legal Proceedings                                                   9

Item 2. Changes in Securities                                               9

Item 3. Defaults upon Senior Securities                                     9

Item 4. Submission of Matters to a Vote of Security Holders                 9

Item 5. Other Information                                                   9

Item 6. Exhibits and Reports on Form 8-K                                    9

Signatures

                   ROYAL CANADIAN FOODS CORP. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets

                                     ASSETS

                                        August 31,        May 31,
                                           1997            1997
                                           ----            ----
                                         Unaudited           *
Current Assets:
 Cash                                  $   24,689      $   18,285
 Accounts receivable                        2,300           2,274
 Inventory                                 18,027          17,751
 Prepaid expenses                          38,927          25,000
                                       ----------       ---------
Total Current Assets                       83,943          63,310

Property and Equipment, Net             1,165,495       1,127,092
Construction in Progress
 and Related Costs                        343,032         290,613
Non-Operating Assets                      238,915         120,550
Security Deposits                          91,594          96,420
                                       ----------       ---------
Total Assets                           $1,922,979      $1,697,985
                                       ==========      ==========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
 Sales, rent and payroll taxes payable $  846,456      $  769,882
 Accounts payable                         230,279         248,312
 Accrued officers' salaries               577,378         509,878
 Accrued expenses, other                  295,708         193,431
 Loan payable, stockholder                323,499          66,380
 Deferred income                           21,515          36,129
 Deferred rent expense                      5,098           4,133
                                       ----------      ----------
Total Current Liabilities               2,299,933       1,828,145

Deferred Rent Expense                     188,901         185,015
Loan Payable, Stockholder                      --         250,000
Loans Payable, Other                      355,925         291,750
Notes Payable, Subsequently Converted
 to Common Shares                              --         199,760
                                       ----------      ----------
Total Liabilities                       2,844,759       2,754,670
                                       ----------      ----------

Stockholders' Deficit:
 Common stock, $ .005 par value;
  10,000,000 shares authorized             14,845          13,970
 Additional paid-in capital             2,268,465       1,911,390
 Accumulated deficit                   (3,205,090)     (2,982,045)
                                       ----------      ----------
Total Stockholders' Deficit              (921,780)     (1,056,685)
                                        ---------       ---------
Total Liabilities and Stockholders'
  Deficit                              $1,922,979      $1,697,985
                                       ==========      ==========

See accompanying notes to condensed consolidated financial statements.
* Condensed from audited financial statements.

                   ROYAL CANADIAN FOODS CORP. AND SUBSIDIARIES
                 Condensed Consolidated Statement of Operations

                                               Three Months Ended
                                                    August 31,
                                               ------------------
                                                1997         1996
                                                ----         ----
                                                        (Reclassified)

Sales                                       $  863,065   $  681,219
Cost of sales                                  278,995      228,443
                                            ----------   ----------
Gross profit                                   584,070      452,776
                                            ----------   ----------
Restaurant labor                               174,338      167,079
Rent                                            86,936       73,949
Other occupancy and operating
  expenses                                     228,309      176,165
Selling, general and
  administrative expenses                      176,457      195,654
Research and development                       107,850      261,038
Interest expense                                33,225       22,076
                                            ----------   ----------
Total expenses                                 807,115      895,961
                                            ----------   ----------
Loss before minority interest                 (223,045)    (443,185)

Minority interest                                   --       22,024
                                            ----------   ----------
Net loss                                    $ (223,045)  $ (421,161)
                                            ----------   ----------
Net loss per share                          $     (.08)  $     (.16)
                                            ==========   ==========
Weighted average number of
  shares outstanding                         2,900,753    2,636,111
                                            ==========   ==========

See accompanying notes to condensed consolidated financial statements.

                   ROYAL CANADIAN FOODS CORP. AND SUBSIDIARIES
                 Condensed Consolidated Statement of Cash Flows

                                                   Three Months Ended
                                                       August 31,
                                                   ------------------
                                                   1997          1996
                                                   ----          ----
                                                              (Restated)
Cash Flows From Operating Activities:
  Net loss                                      $(223,045)   $(421,161)
                                                ---------    ---------
  Adjustments to reconcile net loss to net cash
    provided (required) by operating activities:
      Deferred income applied                     (14,614)     (20,324)
      Deferred rent expense                         4,851        5,303
      Depreciation and amortization                36,647       29,004
      Interest accrued on related party loans      16,294        8,666
      Contingently payable interest                 8,250        8,250
      Changes in assets and liabilities:
        Accounts receivable                           (26)      (2,643)
        Inventory                                    (276)      (2,440)
        Prepaid expenses                          (13,927)     (31,140)
        Taxes payable, other than on income        76,574        9,454
        Accounts payable                          (18,033)      13,854
        Accrued expenses                          169,777      139,690
                                                ---------    ---------
Total adjustments                                 265,517      157,674
                                                ---------    ---------
Net cash provided (required) by
 operating activities                              42,472     (263,487)
                                                ---------    ---------
Cash Flows From Investing Activities:
  Capital expenditures                           (127,469)    (157,889)
  Receipt of cash restricted to property
    and equipment additions                            --       62,503
  Investment in non-operating assets             (118,365)          --
  Security deposits (paid) refunded                 4,826         (730)
                                                ---------    ---------
  Net cash required by investing activities      (241,008)     (96,116)
                                                ---------    ---------
Cash Flows From Financing Activities:
  Sale of common stock                            149,940      258,202
  Repayment of stockholder loans                       --      (59,000)
  Loan proceeds, other related party               55,000      100,000
  Minority interest investment                         --       96,473
                                                ---------    ---------
Net cash provided by financing activities         204,940      395,675
                                                ---------    ---------
Net increase in cash                                6,404       36,072

Cash, beginning of period                          18,285       23,811
                                                ---------    ---------
Cash, end of period                             $  24,689    $  59,883
                                                =========    =========
Additional Cash Flow Information:
Interest paid during the period                 $   8,681    $   5,160
                                                =========    =========
Non-cash investing and financing activities:
Interest contingently payable added to
  additional paid-in capital                    $   8,250    $   8,250
                                                =========    =========
Conversion of notes payable to equity           $ 199,760    $      --
                                                =========    =========

See accompanying notes to condensed consolidated financial statements.

                   ROYAL CANADIAN FOODS CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of August 31, 1997, and the results of operations and cash flows for the three-month periods ended August 31, 1997 and 1996. In accordance with applicable SEC Regulations for interim financial statements, the accompanying financial statements and following notes do not include all of the disclosures required for annual financial statements; they should be read in conjunction with the Company's annual report on Form 10-KSB for the year ended May 31, 1997.

Note 2

The condensed consolidated results of operations for the three-month period ended August 31, 1997 are not necessarily indicative of the results to be expected for the full fiscal year.

Note 3

At May 31, 1997, the Company recharacterized its investment in the Prairie Foods joint-venture from that of a fifty percent, equity-method investment to a majority-owned subsidiary, which treatment was consistent with the economic reality of such investment at that time, appropriate in the circumstances and is expected to continue as long as the Company maintains its present level of ownership. As reported herein, the statement of operations for the quarter ended August 31, 1996 has been reclassified to reflect the consolidation of the joint-venture's operations with a fifty percent minority interest. Such reclassification has been done to enhance the comparability with the current quarter but did not change the reported net loss. The statement of cash flows for 1996 has been restated to include the joint-venture's cash transactions.

Note 4

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred operating losses since inception and at August 31, 1997 has an accumulated deficit of $3,205,090, a total stockholders' deficit of $921,780, and negative working capital of $2,215,990. As of August 31, 1997, the Company was forced to suspend development of its wholesale distribution business. In addition, the Company's three New York landlords have all brought summary non-payment proceedings against the Company's subsidiaries and one warrant of eviction, issued subsequent to August 31, 1997, was executed. Further, payroll tax and sales tax liens have been filed with respect to each operating subsidiary and subsequent to August 31, 1997, one New York restaurant was temporarily closed due to the Company's failure to stay current on a payment arrangement. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management has signed a firm-commitment letter of intent for a second public offering, which if consummated is expected to result in sufficient equity and working capital to finance restaurant expansion as well as the wholesale distribution line. Management also believes that it will ultimately attain profitable operations. There can be no assurance that any of the above goals will be achieved. The accompanying financial statements do not include any adjustment relating to the recoverability and classification of recorded assets or the amounts and classification of liabilities that might be necessary if the Company is unable to continue in existence.

                   ROYAL CANADIAN FOODS CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 5

The Company's president and principal stockholder had previously extended the maturity date of $250,000 of his unsecured loan to June 30, 1998. Accordingly at August 31, 1997, all of such loan is classified as a current liability.

Note 6

During the quarter ended August 31, 1997, the Company expended a total of $226,215 on its research and development activities. Of such amount, $107,850 represented marketing and promotional expenses. The balance, $118,365, had previously been committed for frozen food corrugated boxing supplies. As of August 31, 1997, the Company's investment in non-operating assets, due to the suspension of wholesale distribution development activities, is as follows:

Frozen food boxing supplies                                  $168,365
Machinery and equipment                                        70,550
                                                             --------
Total                                                        $238,915
                                                             ========

Note 7

On June 9, 1997, two overseas holders of $199,760 of the Company's notes agreed to exchange such debt to common stock of the Company at the rate of $2.00 per share or 99,880 shares in total, pursuant to Regulation "S" of the Securities and Exchange Commission, promulgated under the Securities Act.

Note 8

On August 8 and August 19, 1997, the Company sold a total of 74,970 of its common shares to one overseas investor, all at the price of $2.00 per share, pursuant to Regulation "S". Net proceeds were $149,940.

Note 9

On September 8, 1997, the Company sold 24,990 common shares to an overseas investor, for $49,980 or $2.00 per share, pursuant to Regulation "S".

Note 10

On January 16, 1998, the Company's fifth restaurant opened at 1505 Washington Avenue in Miami Beach. Development costs approximated $500,000.

Note 11

Loss per share is based upon the loss for each period divided by the weighted average number of common shares outstanding during each period. Common stock purchase warrants, exercisable for a four-year period from October 8, 1994, were anti-dilutive for the three-month periods ended August 31, 1997 and 1996 and are therefore ignored.

Note 12

The Company remains seriously past due on its 1934 Act reporting obligations. The August 1997 10-QSB was readied for electronic filing on June 30, 1998, approximately eight and one-half months late. At such date the Company was delinquent on the November 1997 and February 1998 10-QSB filings as well.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Sales for the quarter ended August 31, 1997 increased by $181,846 to $863,065 from $681,219 for the quarter ended August 31, 1996, a 26.7% increase. The Company's first Florida Restaurant opened on July 28, 1996. However, despite being open for all of the current quarter, sales at the Florida restaurant were virtually equal to those for the initial five-week period last year. Management attributes the poor Florida sales performance in large part to inadequate promotion and advertising due to the Company's extremely weak financial condition. More than offsetting the flat Florida sales were the three New York Restaurants where sales in the current quarter increased by 29.6%, reflecting significant improvement over last year. Leading the sales gains was the Third Avenue Restaurant, still the smallest in sales terms of the New York Restaurants, with a 50.3% gain over last year. The Second Avenue Restaurant, the Company's sales leader, had a 30.1% sales increase, while the Broadway Restaurant had a sales gain of 15.9%. Management attributes the sales gains at the New York Restaurants in part to improved operations and in part to certain limited advertising undertaken in the New York market.

Cost of sales rose by $50,552 or 22.1%, to $278,995 in 1997 from $228,443 in
1996. As a percentage of sales, cost of sales fell by 1.2% to 32.3% in 1997 from 33.5% in 1996. Approximately one-half of such improvement was due to the Florida Restaurant where cost of sales fell by 6.3% to 34.7% from 41.0% last year, reflecting a much more normal level compared to that associated with the grand opening and the initial five-week period one year ago. Cost of sales at the New York locations fell by 0.6% to 32.1%, attributable to the volume gains and improved operations.

Restaurant labor expenses increased by $7,259, or just 4.4%, to $174,338 in 1997 from $167,079 in 1996. As a percentage of sales, labor fell by 4.3% to 20.2% in 1997 from 24.5% in 1996. Labor at the New York Restaurants fell by 4.6% to 17.0% in 1997 from 21.6% in 1996, principally due to the sales gains. Due to the very low level of Florida sales, the labor percentage there rose by 8.1% from 52.5% to 60.6%. Management recognizes it must reduce such percentage in the future.

Rent expense increased by $12,987 or 17.6% to $86,936 in 1997 from $73,949 in 1996, principally reflecting the full quarter's operations in Florida. As a percentage of sales, rent fell by 0.8% to 10.1% in 1997 from 10.9% in 1996, as a result of the increased sales. For the New York Restaurants, the percentage fell by 2.2% to 9.0%; in Florida, where rent expense approximately tripled but with sales constant, the percentage increased by 7.5% to 24.4%.

Other occupancy and operating expenses increased by $52,144, or 29.6%, to $228,309 in 1997 from $176,165 in 1996. As a percentage of sales, these expenses increased by just 0.6% to 26.5% in 1997 from 25.9% in 1996. In New York these percentages fell by 0.7% to 24.7% reflecting the sales gains; in Florida they rose by 18.9% to 49.4%, reflecting a full quarter's operations at the same sales level as last year's five-week period. Overall significant dollar increases occurred in utilities and equipment rental, both due to the full quarter's operations in Florida; insurance and repairs and maintenance, both in New York and in Florida; and uniforms and cleaning, rubbish removal and depreciation charges, with notable increases in the New York Restaurants. Dollar savings were realized in supply expense in the New York Restaurants.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Selling, general and administrative expenses decreased by $19,197, or 9.8%, to $176,457 in 1997 from $195,654 in 1996. As a percentage of sales, they decreased by 8.3% to 20.4% in 1997 from 28.7% in 1996. In dollar terms, Florida selling expenses (specifically food promotions) were reduced as were general and administrative expenses with decreases in almost every account. Selling expenses in New York rose slightly as a result of advertising; New York general and administrative expenses decreased in absolute terms, due principally to reduced professional fees and office expenses, the former related to a delay in the Company's annual audit and related SEC reporting. Other New York general and administrative expenses were essentially in line.

Research and development costs decreased by $153,188 to $107,850 in 1997 from $261,038 in 1996. As of August 31, 1997, the Company was forced to suspend development of its wholesale distribution business, due to the unavailability of sufficient financing to produce expected reorder quantities.

Interest expense increased by $11,149, or 50.5%, to $33,225 in 1997 from $22,076 in 1996, virtually all of which was due to increased interest on the non-contingent loan due to an affiliate of the Company's underwriter. Other interest charges, on both the stockholder and the contingent loan, and on delinquent rental obligations and past due payroll, sales and rent taxes were essentially unchanged from the prior year.

Due to operating losses sustained, no income taxes were incurred in either the 1997 or 1996 quarter.

When the Company originally reported its results of operations for the three months ended August 31, 1996, the Florida restaurant was accounted for as a fifty-percent owned joint venture and was reported on the equity method. At May 31, 1997, based on the amounts of its and its joint-venture partner's investments in the restaurant, the Company recharacterized its investment to that of a majority owned subsidiary. The accompanying results of operations for the August 31, 1996 quarter have been reclassified to consolidate the joint-venture's accounts with a fifty-percent minority interest, rather than the fifty-percent equity-method investment previously reported. Net income was not affected by such reclassification.

Liquidity

The Company's working capital deficit increased by $451,155 from $1,764,835 at May 31, 1997 to $2,215,990 at August 31, 1997, due principally to the becoming current of $250,000 of the stockholder loan as well as working capital required for operations. The Company's cash balance increased by $6,404 to $24,689 at August 31, 1997.

Operating activities provided $42,472. Significant non-cash items included deferred income applied of $14,614 and depreciation, deferred rent and certain interest items of $36,647, $4,851 and $24,544, respectively. Changes in applicable assets and liabilities related to operations provided $214,089.

Investing activities required $241,008 in total of which $127,469 was for capital expenditures and $118,365 for non-operating assets less security deposits refunded of $4,826.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financing activities provided $204,940 of which $149,940 was from the sale of common stock at $2.00 per share to overseas investors pursuant to Regulation "S" of the Securities Act of 1933 and the balance of $55,000 from additional non-contingent loans from an affiliate of the Company's underwriter.

In September 1997, the Company also sold common stock pursuant to Regulation "S" and received net proceeds of $49,980.

Subsequent to August 31, 1997 and through March 11, 1998, unsecured loans aggregating $300,000 and $208,000, were received from the affiliate of the Company's investment banker and an unrelated lender, respectively. All such loans mature December 31, 1998, with mandatory prepayment upon the completion of the Company's proposed offering.

In December 1997, the Company formed a new subsidiary which entered into a lease for restaurant premises in Coconut Grove. Construction costs for this restaurant, the Company's sixth, are estimated at $250,000; however, due to the present lack of financing, such work has not been completed.

In January 1998, the Company's fifth restaurant, a Womlett House, opened in Miami Beach. Total development costs approximated $500,000 of which $343,000 had been incurred at August 31, 1997.

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

Until such time as the Company completes the proposed offering, the Company nevertheless requires adequate financing in order to continue as a going concern. The Company has thus far been able to obtain periodic debt and/or equity financing from various sources, including certain affiliates of its investment banker. The Company envisions that future debt or equity proceeds, the receipt of which is not assured, will be applied to reduce its various tax and other past due obligations, provide working capital, finance completion of its committed Florida site, and if possible, fund its entry into the wholesale distribution business. Management believes that such course of action will promote the long-term viability of the Company. Should the Company not be successful in such endeavors, its continuation as a going concern would be gravely jeopardized.

PART II. OTHER INFORMATION

Item 1-5.   Not Applicable

Item 6.     Exhibits and Reports on Form 8-K

            None

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                ROYAL CANADIAN FOODS CORP.


Date: June 30, 1998             By: /s/ Sheldon Golumbia
                                    ---------------------------------
                                    Sheldon Golumbia, President
                                    and Principal Financial Officer