Form 10QSB
period 1997-11-30
ROYAL CANADIAN FOODS CORP
filed 1998-07-28
CIK 911318

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended November 30, 1997

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

                         FORM 10-QSB SECOND QUARTER 1997

                                      INDEX

PART I                                                                 Page No.
------                                                                 --------

Financial Information:

Condensed Consolidated Balance Sheet:
  November 30, 1997 and May 31, 1997                                        2

Condensed Consolidated Statements of Operations for the
  Three and Six Months Ended November 30, 1997 and 1996                    3-4

Condensed Consolidated Statement of Cash Flows for
  the Six Months Ended November 30, 1997 and 1996                           5

Notes to Condensed Consolidated Financial Statements                       6-7

Management's Discussion and Analysis of Financial
  Condition and Results of Operations                                      8-11

Part II
-------

Item 1. Legal Proceedings                                                   11

Item 2. Changes in Securities                                               11

Item 3. Defaults upon Senior Securities                                     11

Item 4. Submission of Matters to a Vote of Security Holders                 11

Item 5. Other Information                                                   11

Item 6. Exhibits and Reports on Form 8-K                                    11

Signatures

                   ROYAL CANADIAN FOODS CORP. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheet

                                               November 30,    May 31,
                                                  1997          1997
                                              -----------    -----------
                                                Unaudited           *
                                     ASSETS
Current Assets:
 Cash                                         $    27,789    $    18,285
 Accounts receivable                               12,504          2,274
 Inventory                                         18,611         17,751
 Prepaid expenses                                  42,973         25,000
                                              -----------    -----------

Total Current Assets                              101,877         63,310

Property and Equipment, Net                     1,179,374      1,127,092
Construction in Progress
 and Related Costs                                457,195        290,613
Non-Operating Assets                              238,915        120,550
Security Deposits                                  91,594         96,420
                                              -----------    -----------

Total Assets                                  $ 2,068,955    $ 1,697,985
                                              ===========    ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
 Sales, rent and payroll taxes payable        $   831,311    $   769,882
 Accounts payable                                 218,485        248,312
 Accrued officers' salaries                       642,178        509,878
 Accrued expenses, other                          215,051        193,431
 Loan payable, stockholder                        330,778         66,380
 Deferred income                                   27,925         36,129
 Deferred rent expense                              5,098          4,133
                                              -----------    -----------

Total Current Liabilities                       2,270,826      1,828,145

Deferred Rent Expense                             186,431        185,015
Loan Payable, Stockholder                              --        250,000
Loans Payable, Other                              598,553        291,750
Notes Payable, Subsequently Converted
 to Common Shares                                      --        199,760
                                              -----------    -----------
Total Liabilities                               3,055,810      2,754,670
                                              -----------    -----------

Stockholders' Deficit:
 Common stock, $.005 par value;
  10,000,000 shares authorized                     14,970         13,970
 Additional paid-in capital                     2,326,570      1,911,390
 Accumulated deficit                           (3,328,395)    (2,982,045)
                                              -----------    -----------
Total Stockholders' Deficit                      (986,855)    (1,056,685)
                                              -----------    -----------

Total Liabilities and Stockholders'
  Deficit                                     $ 2,068,955    $ 1,697,985
                                              ===========    ===========

See accompanying notes to condensed consolidated financial statements.
* Condensed from audited financial statements.

                   ROYAL CANADIAN FOODS CORP. AND SUBSIDIARIES
                 Condensed Consolidated Statement of Operations

                                                  Three Months Ended
                                                     November 30,
                                              --------------------------
                                                  1997           1996
                                              -----------    -----------
                                                             (Reclassified)

Sales                                         $   911,215    $   865,497
Cost of sales                                     286,212        290,969
                                              -----------    -----------

Gross profit                                      625,003        574,528
                                              -----------    -----------

Restaurant labor                                  172,796        159,394
Rent                                               84,067         83,877
Other occupancy and operating
  expenses                                        256,570        185,411
Selling, general and
  administrative expenses                         198,484        240,301
Research and development                               --        192,812
Interest expense                                   36,391         25,119
                                              -----------    -----------

Total expenses                                    748,308        886,914
                                              -----------    -----------

Loss before minority interest                    (123,305)      (312,386)

Minority interest                                      --         19,968
                                              -----------    -----------

Net loss                                      $  (123,305)   $  (292,418)
                                              -----------    -----------

Net loss per share                            $      (.04)   $      (.11)
                                              ===========    ===========

Weighted average number of
  shares outstanding                            2,991,993      2,679,101
                                              ===========    ===========

See accompanying notes to condensed consolidated financial statements.

                   ROYAL CANADIAN FOODS CORP. AND SUBSIDIARIES
                 Condensed Consolidated Statement of Operations

                                                   Six Months Ended
                                                      November 30,
                                              --------------------------
                                                  1997           1996
                                              -----------    -----------
                                                            (Reclassified)

Sales                                         $ 1,774,280    $ 1,546,716
Cost of sales                                     565,207        519,412
                                              -----------    -----------

Gross profit                                    1,209,073      1,027,304
                                              -----------    -----------

Restaurant labor                                  347,134        326,473
Rent                                              171,003        157,826
Other occupancy and operating
  expenses                                        484,879        361,576
Selling, general and
  administrative expenses                         374,941        435,955
Research and development                          107,850        453,850
Interest expense                                   69,616         47,195
                                              -----------    -----------

Total expenses                                  1,555,423      1,782,875
                                              -----------    -----------

Loss before minority interest                    (346,350)      (755,571)

Minority interest                                      --         41,992
                                              -----------    -----------

Net loss                                      $  (346,350)   $  (713,579)
                                              -----------    -----------

Net loss per share                            $      (.12)   $      (.27)
                                              ===========    ===========

Weighted average number of
  shares outstanding                            2,946,123      2,657,489
                                              ===========    ===========

See accompanying notes to condensed consolidated financial statements.

                   ROYAL CANADIAN FOODS CORP. AND SUBSIDIARIES
                 Condensed Consolidated Statement of Cash Flows

                                                   Six Months Ended
                                                      November 30,
                                              --------------------------
                                                  1997           1996
                                              -----------    -----------
                                                              (Restated)
Cash Flows From Operating Activities:
  Net loss                                    $  (346,350)   $  (713,579)
                                              -----------    -----------
  Adjustments to reconcile net loss to net
    cash required by operating activities:
      Deferred income applied                      (8,204)       (34,823)
      Deferred rent expense                         2,381         10,347
      Depreciation and amortization                72,512         64,736
      Accrued interest added to loans payable      38,201         20,811
      Contingently payable interest                16,500         16,500
      Changes in assets and liabilities:
        Accounts receivable                       (10,230)       (12,705)
        Inventory                                    (860)        (3,644)
        Prepaid expenses                          (17,973)       (19,892)
        Taxes payable, other than on income        61,429         83,708
        Accounts payable                          (29,827)        66,783
        Accrued expenses                          153,920        257,512
                                              -----------    -----------
  Total adjustments                               277,849        449,333
                                              -----------    -----------

Net cash required by operating activities         (68,501)      (264,246)
                                              -----------    -----------

Cash Flows From Investing Activities:
  Capital expenditures                           (291,376)      (265,990)
  Cash restricted to property and
    equipment additions                                --         62,503
  Investment in non-operating assets             (118,365)            --
  Security deposits (paid) refunded                 4,826           (730)
                                              -----------    -----------
Net cash required by investing activities        (404,915)      (204,217)
                                              -----------    -----------

Cash Flows From Financing Activities:
  Sale of common stock                            199,920        258,202
  Repayment of stockholder loans                       --        (59,000)
  Loan proceeds, other                            283,000        200,000
  Minority interest investment                         --         76,505
                                              -----------    -----------
Net cash provided by financing activities         482,920        475,707
                                              -----------    -----------

Net increase in cash                                9,504          7,244
Cash, beginning of period                          18,285         23,811
                                              -----------    -----------
Cash, end of period                           $    27,789    $    31,055
                                              ===========    ===========

Additional Cash Flow Information:
Interest paid during the period               $    13,868    $     9,884
                                              ===========    ===========

Non-cash investing and financing activities:
Interest contingently payable added to
  additional paid-in capital                  $    16,500    $    16,500
                                              ===========    ===========
Conversion of notes payable to equity         $   199,760    $        --
                                              ===========    ===========

See accompanying notes to condensed consolidated financial statements.

                   ROYAL CANADIAN FOODS CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1

In management's opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position at November 30, 1997, and the results of operations and cash flows for the applicable three and six-month periods ended November 30, 1997 and 1996. In accordance with SEC Regulations for interim financial statements, these financial statements and following notes do not include all the disclosures required for annual financial statements; they should be read in conjunction with the Company's 1997 annual report on Form 10-KSB.

Note 2

The condensed consolidated results of operations for the three and six-month periods ended November 30, 1997 are not necessarily indicative of the results to be expected for the full fiscal year.

Note 3

At May 31, 1997, the Company recharacterized its investment in the Prairie Foods joint-venture from that of a fifty percent, equity-method investment to a majority-owned subsidiary, which treatment was consistent with the economic reality of such investment at that time, appropriate in the circumstances and is expected to continue as long as the Company maintains its present level of ownership. As reported herein, the statement of operations for the quarter ended November 30, 1996 has been reclassified to reflect the consolidation of the joint-venture's operations with a fifty percent minority interest. Such reclassification has been done to enhance the comparability with the current quarter but did not change the reported net loss. The statement of cash flows for 1996 has been restated to include the joint-venture's cash transactions.

Note 4

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred operating losses since inception and at November 30, 1997 has an accumulated deficit of $3,328,395, a total stockholders' deficit of $986,855, and negative working capital of $2,168,949. As of August 31, 1997, the Company had to suspend development of its wholesale distribution business. Also, the Company's three New York landlords have all brought summary non-payment proceedings against the Company's subsidiaries and one warrant of eviction, issued subsequent to November 30, 1997, was executed. Further, payroll tax and sales tax liens have been filed with respect to each operating subsidiary and subsequent to November 30, 1997, one New York restaurant was temporarily closed due to the Company's failure to stay current on a payment arrangement. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management has signed a firm-commitment letter of intent for a second public offering; if consummated it is expected to result in sufficient equity and working capital to finance restaurant expansion as well as the wholesale distribution line. Management also believes it will ultimately attain profitable operations. There can be no assurance that any of the above goals will be achieved. The accompanying financial statements do not include any adjustment relating to the recoverability and classification of recorded assets or the amounts and classification of liabilities that might be necessary if the Company is unable to continue in existence.

Note 5

The Company's president/principal stockholder had previously extended the maturity date of $250,000 of his loan to June 30, 1998. Accordingly at November 30, 1997, all of such loan is classified as a current liability.

                   ROYAL CANADIAN FOODS CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 6

During the six months ended November 30, 1997, the Company received new loan proceeds of $283,000, including $245,000 from the affiliate of its investment banker and $38,000 from an unaffiliated lender. All such loans bear interest at 12% and are due December 31, 1998, with mandatory prepayment required upon the consummation of a second public offering.

Note 7

During the quarter ended August 31, 1997, the Company expended a total of $226,215 on its research and development activities. Of such amount, $107,850 represented marketing and promotional expenses. The balance, $118,365, had previously been committed for frozen food corrugated boxing supplies. No such expenditures were made in the November 1997 quarter. As of November 30, 1997, the Company's investment in non-operating assets, due to the suspension of wholesale distribution development activities, was $238,915: $168,365 for frozen food boxing supplies and $70,550 for machinery and equipment.

Note 8

On June 9, 1997, two overseas holders of $199,760 of the Company's notes agreed to exchange such debt for common stock of the Company at the rate of $2.00 per share or 99,880 shares in total, pursuant to Regulation "S" of the Securities and Exchange Commission, promulgated under the Securities Act.

Note 9

On August 8, August 19, and September 8, 1997, the Company sold an aggregate of 99,960 of its common shares to one overseas investor, all at the price of $2.00 per share, pursuant to Regulation "S". Net proceeds were $199,920.

Note 10

On January 16, 1998, the Company's fifth restaurant, a Royal Canadian Womlett House, opened at 1505 Washington Avenue in Miami Beach. Development costs for this location approximated $500,000, most of which had been incurred and is reported at November 30, 1997 as construction in progress.

Note 11

Loss per share is based upon the loss for each period divided by the weighted average number of common shares outstanding during each period. Common stock purchase warrants, exercisable for a four-year period ending October 7, 1998, were anti-dilutive for the periods reported herein and are therefore ignored.

Note 12

The Company remains seriously past due on its 1934 Act reporting obligations. The November 1997 10-QSB was readied for electronic filing on July 27, 1998, more than six months late. At such date the Company was delinquent on the February 1998 10-QSB filing as well.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Sales for the quarter ended November 30, 1997 increased by $45,718 to $911,215 from $865,497 for the quarter ended November 30, 1996, a 5.3% increase. Such overall results for the quarter combine sales gains at each of the Company's three New York restaurants with a 55.0% decrease in sales at the Company's first Florida Restaurant, which opened July 28, 1996. The Florida results reflect in part the effects of the Company's very limited advertising budget, due to the Company's extremely tight cash position and working capital deficit. (The Company's current ratio is approximately .05. See Liquidity). The Company hopes to channel more resources into promotions and advertising for the Florida restaurants - the Company's fifth restaurant opened on January 16, 1998. More than offsetting the poor Florida sales were the three New York Restaurants where sales in the current quarter increased by 16.7%, continuing the significant improvement over last year. Leading the gains was the Third Avenue Restaurant, still the smallest in sales terms of the New York Restaurants, with a 27.2% gain over last year. The Second Avenue Restaurant, the Company's sales leader, had a 16.7% sales increase, while the Broadway Restaurant had a sales gain of 7.9%. Management attributes the continuing sales gains in New York to improved operations as well as the effect of the Company's competitively-priced and generously-sized menu items. For the six months, total sales rose by $227,564, or 14.7%, to $1,774,280 in 1997 from $1,546,716 in 1996. Sales in New York rose by 22.3%, while Florida sales decreased by 37.6%.

Cost of sales decreased by $4,757 or 1.6%, to $286,212 in the 1997 quarter from $290,969 in 1996. As a percentage of sales, cost of sales fell by 2.2% to 31.4% in the 1997 quarter from 33.6% in 1996. Approximately one-third of such improvement for the quarter was due to the Florida Restaurant where cost of sales fell by 4.9% to 35.2% from 40.1% last year. The improvement in the Florida restaurant reflects somewhat more seasoned results in the current period although still several percentage points higher than for the New York locations which benefit from well established operations and considerably higher volumes. Cost of sales in New York fell by 1.4% to 31.1% for the quarter. For the six months, total cost of sales rose by $45,795 to $565,207 in 1997 from $519,412 in 1996. As a percentage of sales the improvement was by 1.7% to 31.9%, with Florida improving by 5.4% to 35.0% and New York by 1.0% to 31.6%.

Restaurant labor expenses increased by $13,402, or 8.4%, to $172,796 for the 1997 quarter from $159,394 in 1996. As a percentage of sales, labor rose by 0.6% to 19.0% in the 1997 quarter from 18.4% in 1996. Labor at the New York Restaurants fell by 5.1% to 14.1% in the 1997 quarter from 19.2% in 1996, principally due to the sales gains. The labor percentage in Florida increased by 74.3% from 14.1% to 88.4%. Such increase was due to a combination of two factors: (i) the extremely low level of Florida sales; and (ii) the use of the Prairie Restaurant as a training facility for new personell intended to staff the new Womlett House Restaurant. The new restaurant had been expected to open for business during the second quarter; delays in its completion necessitated retaining an extra complement of workers at the Prairie Restaurant, or risk not having the newly trained workers when the new restaurant was ready. To illustrate, while Prairie's sales for the second quarter of 1997 were actually 5.6% lower than in the first quarter, labor increased by 37.7%. Management expects that the labor percentage in Florida will fall in subsequent quarters, with the actual opening of the Womlett House on January 16, 1998. For the six months, labor costs increased by $20,661, or 6.3%, to $347,134 in 1997 from $326,473 in 1996. As a percentage of sales, labor fell by 1.5% to 19.6% for the 1997 six months from 21.1% in 1996. For the New York Restaurants, labor fell by 4.8% to 15.5%. In Florida, the percentage increased by 47.5% to 74.1%. Management estimates that the dollar increase in Florida labor resulting from the factors described above for both the quarterly and six-month periods was approximately $14,000. In an attempt to better control Florida labor costs, management will monitor this expense much more closely in the future.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Rent expense was virtually unchanged for the quarter, as it increased by just $190, or 0.2%, to $84,067 for the 1997 quarter from $83,877 in 1996. As a percentage of sales, rent fell by 0.5% to 9.2% in the 1997 quarter from 9.7% in 1996, as a result of the increased sales. For the New York Restaurants, the percentage fell by 2.0% to 7.6% for the quarter; in Florida, due to the steep sales decline, the percentage increased by 22.3% to 32.5%. For the six months, rent expense increased by $13,177, or 8.3%, to $171,003 in 1997 from $157,826 in 1996, due principally to two full quarters of operations for the Florida location this year compared to just over four months one year ago. Minor increases in certain cost items passed through to the Company by landlords account for the balance. As a percentage of sales, rent overall fell by 0.6% to 9.6% in 1997 from 10.2% in 1996. In New York the percentage fell by 2.0% to 8.3%; in Florida it rose by 19.0% to 28.3%.

Other occupancy and operating expenses increased by $71,159, or 38.4%, to $256,570 in the 1997 quarter from $185,411 in 1996. As a percentage of sales, these expenses increased by 6.8% to 28.2% in the 1997 quarter from 21.4% in 1996. In New York this percentage rose by 6.5% to 25.1%, reflecting unit cost increases in operating and cleaning supplies, repairs, maintenance and rubbish removal; in Florida they rose by 26.9% to 71.9%, reflecting the very low sales level for the quarter. For the six months, these expenses increased by $123,303, or 34.1%, to $484,879 in 1997 from $361,576 in 1996. As a percentage of sales, they rose by 3.9% to 27.3% in 1997 from 23.4% in 1996. In New York they rose by 3.2% to 24.9% In Florida again due to the sales decline, they increased by 20.0% to 60.3%.

Selling, general and administrative expenses decreased by $41,817, or 17.4%, to $198,484 in the 1997 quarter from $240,301 in 1996. As a percentage of sales, they decreased by 6.0% to 21.8% in the 1997 quarter from 27.8% in 1996. In Florida selling expenses as a percentage of sales for the quarter rose by 25.8% to 39.6%, due almost entirely to a very large increase in food giveaway promotions, while general and administrative expenses increased by 4.7% to 11.9%, due principally to the sales decrease. Selling expenses in New York declined by 0.9% to 1.2%; New York general and administrative expenses decreased as a percentage of sales for the quarter by 7.0% to 18.5%, due principally to reduced professional fees, related to a delay in the Company's annual audit and related SEC reporting. Other New York general and administrative expenses were essentially in line. For the six months, these expenses decreased by $61,014, or 14.0%, to $374,941 in 1997 from $435,955 in 1996. As a percentage of sales, they fell by 7.1% to 21.1% in 1997 from 28.2% in 1996. In New York they fell by 6.8% to 19.1%; in Florida they fell by 1.8% to 10.3%.

There were no research and development expenditures during the 1997 quarter compared to $192,812 in 1996. For the six months these expenditures decreased by $346,000 to $107,850 in 1997 from $453,850 in 1996. As of August 31, 1997, the
Company was forced to suspend development of its wholesale distribution business, due to the lack of sufficient financing to produce expected reorder quantities. (See Note 7 to the condensed consolidated financial statements).

Interest expense rose by $11,272 to $36,391, and by $22,421 to $69,616, for the quarter and six months, respectively, increases of 44.9% and 47.5%, most of which was due to increased borrowings on the non-contingent loan due to an affiliate of the Company's underwriter. Interest on other loans, including a new $38,000 loan from an unaffiliated lender and on delinquent rents and past due payroll, sales and rent taxes, accounted for the rest of the increase.

Due to operating losses sustained, no income taxes were incurred in any of the periods presented herein.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

When the Company originally reported its results of operations for the three and six months ended November 30, 1996, the Florida Restaurant was accounted for as a fifty-percent owned joint venture and was reported on the equity method. At May 31, 1997, based on the amounts of its and its joint-venture partner's investments in the restaurant, the Company recharacterized its investment to that of a majority owned subsidiary. The accompanying results of operations for the three and six months ended November 30, 1996 have been reclassified to consolidate the joint- venture's accounts with a fifty-percent minority interest, rather than the fifty-percent equity-method investment previously reported. Net income was not affected by such reclassification.

Liquidity

The Company's working capital deficit increased by $404,114 from $1,764,835 at May 31, 1997 to $2,168,949 at November 30, 1997, due principally to the becoming current of $250,000 of the stockholder loan as well as working capital required for operations. The Company's cash balance increased by $9,504 to $27,789 at November 30, 1997.

Operating activities required $68,501. Significant non-cash items included deferred income applied of $8,204 and depreciation, deferred rent and certain interest items of $72,512, $2,381 and $54,701, respectively. Changes in applicable assets and liabilities related to operations provided $156,459.

Investing activities required $404,915 in total of which $291,376 was for capital expenditures and $118,365 for non-operating assets less security deposits refunded of $4,826.

Financing activities provided $482,920; $199,920 was from the sale of common stock at $2.00 per share to one overseas investor pursuant to Regulation "S" of the Securities Act of 1933. The balance of $283,000 consisted of new loans totalling $245,000 from an affiliate of the Company's underwriter and $38,000 from an unaffiliated lender.

Subsequent to November 30, 1997 and through March 11, 1998, unsecured loans aggregating $110,000 and $170,000, were received from the affiliate of the Company's investment banker and the unrelated lender, respectively. All such loans mature December 31, 1998, with mandatory prepayment upon the completion of the Company's proposed offering.

In December 1997, the Company formed a new subsidiary which entered into a lease for restaurant premises in Coconut Grove. Construction costs for this restaurant, the Company's sixth, are estimated at $250,000; however, due to the present lack of financing, such work has not been completed.

In January 1998, the Company's fifth restaurant, a Womlett House, opened in Miami Beach. Total development costs approximated $500,000 of which $457,000 had been incurred at November 30, 1997.

The Company's continuing operating losses, its severe cash shortage and working capital deficiencies and its tax delinquencies threaten the continuation of the Company as a going concern. The Company's investment banker has recently affirmed a letter of intent for a firm-commitment public offering of 1,200,000 shares of its common stock at $5.00 per share, although there can be no assurance of the successful completion thereof. Moreover, the Company must be current on its SEC reporting requirements in order to have a second public offering.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

                                            ROYAL CANADIAN FOODS CORP.


Date: July 27, 1998                         By: /s/ Sheldon Golumbia
                                                -------------------------------
                                                Sheldon Golumbia, President
                                                and Principal Financial Officer