Form 10QSB
period 1998-02-28
ROYAL CANADIAN FOODS CORP
filed 1998-08-25
CIK 911318

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   Form 10-QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended February 28, 1998

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

                         FORM 10-QSB THIRD QUARTER 1998

                                      INDEX

PART I                                                    Page No.
------                                                    --------

Financial Information:

Condensed Consolidated Balance Sheet:
 February 28, 1998 and May 31, 1997                           2

Condensed Consolidated Statements of Operations for the
 Three and Nine Months Ended February 28, 1998 and 1997     3-4

Condensed Consolidated Statement of Cash Flows for
 the Nine Months Ended February 28, 1998 and 1997             5

Notes to Condensed Consolidated Financial Statements        6-7

Management's Discussion and Analysis of Financial
  Condition and Results of Operations                      8-10

Part II

Item 1. Legal Proceedings                                    11

Item 2. Changes in Securities                                11

Item 3. Defaults upon Senior Securities                      11

Item 4. Submission of Matters to a Vote of Security Holders  11

Item 5. Other Information                                    11

Item 6. Exhibits and Reports on Form 8-K                     11

Signatures                                                   11

                   ROYAL CANADIAN FOODS CORP. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheet

                                                 February 28,           May 31,
                                                     1998                1997
                                                     ----                ----
                                                  Unaudited                *
                           ASSETS
Current Assets:
 Cash                                             $   22,285         $   18,285
 Accounts receivable                                     491              2,274
 Inventory                                            20,298             17,751
 Prepaid expenses                                     56,677             25,000
                                                  ----------         ----------
Total Current Assets                                  99,751             63,310

Property and Equipment, Net                        1,652,139          1,127,092
Construction in Progress
 and Related Costs                                   139,000            290,613
Non-Operating Assets                                 238,915            120,550
Security Deposits                                     91,594             96,420
Other Assets                                          14,733                 --
                                                  ----------         ----------
Total Assets                                      $2,236,132         $1,697,985
                                                  ==========         ==========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
 Sales, rent and payroll taxes payable            $  912,049         $  769,882
 Accounts payable                                    238,897            248,312
 Accrued officers' salaries                          709,678            509,878
 Accrued expenses, other                             259,896            193,431
 Loan payable, stockholder                           338,220             66,380
 Deferred income                                      92,328             36,129
 Deferred rent expense                                 7,028              4,133
                                                  ----------         ----------
Total Current Liabilities                          2,558,096          1,828,145

Deferred Rent Expense                                194,363            185,015
Loan Payable, Stockholder                                 --            250,000
Loans and Notes Payable, Other                       811,743            491,510
                                                  ----------         ----------
Total Liabilities                                  3,564,202          2,754,670
                                                  ----------         ----------
Stockholders' Deficit:
 Common stock, $.005 par value;
  10,000,000 shares authorized                        14,970             13,970
 Additional paid-in capital                        2,334,820          1,911,390
 Accumulated deficit                              (3,677,860)        (2,982,045)
                                                  ----------         ----------
Total Stockholders' Deficit                       (1,328,070)        (1,056,685)
                                                  ----------         ----------
Total Liabilities and Stockholders'
  Deficit                                         $2,236,132         $1,697,985
                                                  ==========         ==========

See accompanying notes to condensed consolidated financial statements.
* Condensed from audited financial statements.

                   ROYAL CANADIAN FOODS CORP. AND SUBSIDIARIES
                 Condensed Consolidated Statement of Operations

                                                        Three Months Ended
                                                           February 28,
                                                           ------------
                                                       1998           1997
                                                       ----           ----
                                                                 (Reclassified)

Sales                                             $  922,534         $  890,029
Cost of sales                                        302,542            295,128
                                                  ----------         ----------
Gross profit                                         619,992            594,901
                                                  ----------         ----------
Restaurant labor                                     195,659            201,237
Rent                                                 123,146            106,349
Other occupancy and operating
  expenses                                           275,987            204,167
Selling, general and
  administrative expenses                            298,691            187,538
Research and development                                  --            160,328
Interest expense                                      75,974             34,701
                                                  ----------         ----------
Total expenses                                       969,457            894,320
                                                  ----------         ----------
Loss before minority interest                       (349,465)          (299,419)

Minority interest                                         --             55,969
                                                  ----------         ----------
Net loss                                          $ (349,465)        $ (243,450)
                                                  ----------         ----------
Net loss per share                                $     (.12)        $     (.09)
                                                  ==========         ==========
Weighted average number of
  shares outstanding                               2,993,915          2,700,318
                                                  ==========         ==========

See accompanying notes to condensed consolidated financial statements.

                   ROYAL CANADIAN FOODS CORP. AND SUBSIDIARIES
                 Condensed Consolidated Statement of Operations

                                                        Nine Months Ended
                                                           February 28,
                                                           ------------
                                                       1998           1997
                                                       ----           ----
                                                                 (Reclassified)

Sales                                              $2,696,814        $2,436,745
Cost of sales                                         867,749           814,540
                                                   ----------        ----------

Gross profit                                        1,829,065         1,622,205
                                                   ----------        ----------

Restaurant labor                                      542,793           527,710
Rent                                                  294,149           264,175
Other occupancy and operating
  expenses                                            760,866           565,743
Selling, general and
  administrative expenses                             673,632           623,493
Research and development                              107,850           614,178
Interest expense                                      145,590            81,896
                                                   ----------        ----------

Total expenses                                      2,524,880         2,677,195
                                                   ----------        ----------

Loss before minority interest                        (695,815)       (1,054,990)

Minority interest                                          --            97,961
                                                   ----------        ----------

Net loss                                           $ (695,815)       $ (957,029)
                                                   ----------        ----------

Net loss per share                                 $     (.23)       $     (.36)
                                                   ==========        ==========

Weighted average number of
  shares outstanding                                2,961,879         2,671,608
                                                   ==========        ==========

See accompanying notes to condensed consolidated financial statements.

                       ROYAL CANADIAN FOODS CORP. AND SUBSIDIARIES
                      Condensed Consolidated Statement of Cash Flows

                                                        Nine Months Ended
                                                           February 28,
                                                           ------------
                                                       1998           1997
                                                       ----           ----
                                                                   (Restated)
Cash Flows From Operating Activities:
  Net loss                                         $ (695,815)       $ (957,029)
                                                   ----------        ----------
  Adjustments to reconcile net loss to net
    cash required by operating activities:
      Deferred income (applied)                        56,199            (8,253)
      Deferred rent expense                            12,243            14,690
      Depreciation and amortization                   122,590           104,526
      Accrued interest added to loans payable          63,833            32,767
      Contingently payable interest                    24,750            24,750
      Changes in assets and liabilities:
        Accounts receivable                             1,783              (873)
        Inventory                                      (2,547)           (3,972)
        Prepaid expenses                              (31,677)          (31,946)
        Taxes payable, other than on income           142,167           130,396
        Accounts payable                               (9,415)           72,378
        Accrued expenses                              266,265           266,630
                                                   ----------        ----------
  Total adjustments                                   646,191           601,093
                                                   ----------        ----------
Net cash required by operating activities             (49,624)         (355,936)
                                                   ----------        ----------

Cash Flows From Investing Activities:
  Capital expenditures                               (495,837)         (367,297)
  Cash restricted to property additions                    --            62,503
  Investment in non-operating assets                 (118,365)               --
  Security deposits (paid) refunded                     4,826              (730)
  Other                                               (14,920)               --
                                                   ----------        ----------
Net cash required by investing activities            (624,296)         (305,524)
                                                   ----------        ----------

Cash Flows From Financing Activities:
  Sale of common stock                                199,920           488,148
  Repayment of loans                                  (50,000)          (59,000)
  Loan proceeds, other                                528,000           200,000
  Minority interest investment                             --            23,437
                                                   ----------        ----------
Net cash provided by financing activities             677,920           652,585
                                                   ----------        ----------

Net increase (decrease) in cash                         4,000            (8,875)
Cash, beginning of period                              18,285            23,811
                                                   ----------        ----------
Cash, end of period                                $   22,285        $   14,936
                                                   ==========        ==========

Additional Cash Flow Information:
Interest paid during the period                    $   26,679        $   19,379
                                                   ==========        ==========

Non-cash investing and financing activities:
Interest contingently payable added to
  additional paid-in capital                       $   24,750        $   24,750
                                                   ==========        ==========
Conversion of notes payable to equity              $  199,760        $       --
                                                   ==========        ==========

See accompanying notes to condensed consolidated financial statements.

                   ROYAL CANADIAN FOODS CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1

In management's opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position at February 28, 1998, and the results of operations and cash flows for the applicable three and nine-month periods ended February 28, 1998 and 1997. In accordance with SEC Regulations for interim financial statements, these financial statements and following notes do not include all the disclosures required for annual financial statements; they should be read in conjunction with the Company's 1997 Annual Report on Form 10-KSB.

Note 2

The condensed consolidated results of operations for the three and nine-month periods ended February 28, 1998 are not necessarily indicative of the results to be expected for the full fiscal year.

Note 3

At May 31, 1997, the Company recharacterized its investment in the Prairie Foods joint-venture from that of a fifty percent, equity-method investment to a majority-owned subsidiary, which treatment was consistent with the economic reality of such investment at that time, appropriate in the circumstances and is expected to continue as long as the Company maintains its present level of ownership. As reported herein, the statements of operations for the three and nine-month periods ended February 28, 1997 have been reclassified to reflect the consolidation of the joint-venture's operations with a fifty percent minority interest. Such reclassification has been done to enhance the comparability with the current periods but did not change the reported net loss. The statement of cash flows for 1997 has been restated to include the joint-venture's cash transactions.

Note 4

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred operating losses since inception and at February 28, 1998 has an accumulated deficit of $3,677,860, a total stockholders' deficit of $1,328,070 and negative working capital of $2,458,345. As of August 31, 1997, the Company had to suspend development of its wholesale distribution business. Also, the Company's three New York landlords have all brought summary non-payment proceedings against the Company's subsidiaries and one warrant of eviction was executed. Further, payroll tax and sales tax liens have been filed with respect to each operating subsidiary and subsequent to February 28, 1998, one New York restaurant was temporarily closed due to the Company's failure to stay current on a payment arrangement. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management has signed a firm-commitment letter of intent for a second public offering; if consummated it is expected to result in sufficient equity and working capital to finance restaurant expansion as well as the wholesale distribution line. Management also believes it will ultimately attain profitable operations. There can be no assurance that any of the above goals will be achieved. The accompanying financial statements do not include any adjustment relating to the recoverability and classification of recorded assets or the amounts and classification of liabilities that might be necessary if the Company is unable to continue in existence.

Note 5

The Company's president/principal stockholder had previously extended the maturity date of $250,000 of his loan to June 30, 1998. Accordingly at February 28, 1998, all of such loan is classified as a current liability.

                   ROYAL CANADIAN FOODS CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 6

During the nine months ended February 28, 1998, the Company received net new loans of $478,000, including $245,000 from the affiliate of its investment banker, $208,000 from a new unaffiliated lender and $25,000, net, from its president/principal stockholder's mother. All such loans bear interest at 12% and are due December 31, 1998, with mandatory prepayment required upon the consummation of a second public offering. (See Liquidity).

Note 7

During the quarter ended August 31, 1997, the Company expended a total of $226,215 on its research and development activities. Of such amount, $107,850 represented marketing and promotional expenses. The balance, $118,365, had previously been committed for frozen food corrugated boxing supplies. No such expenditures were made in either the November 1997 or February 1998 quarter. As of February 28, 1998, the Company's investment in non-operating assets, due to the suspension of wholesale distribution development activities, was $238,915:
$168,365 for frozen food boxing supplies and $70,550 for machinery and equipment.

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

Note 10

On January 16, 1998, the Company's fifth restaurant, a Royal Canadian Womlette House, opened at 1505 Washington Avenue in Miami Beach. Development costs for this location approximated $500,000.

Note 11

On December 30, 1997, the Company signed a lease for restaurant premises in Coconut Grove, Florida, its sixth location overall. At February 28, 1998, development costs incurred for this site total $139,000. Additional costs required to completion are estimated at approximately $150,000 and management anticipates that this restaurant will open in early October 1998. (See Liquidity).

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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Sales for the quarter ended February 28, 1998 increased by $32,505 to $922,534 from $890,029 for the quarter ended February 28, 1997, a 3.7% increase. Such overall results for the quarter combine sales gains at each of the Company's three New York restaurants with a 21.1% decrease in sales at the Company's first Florida Restaurant, which opened July 28, 1996. Also included in sales for the quarter are $3,349 for the Company's second Florida restaurant, a Royal Canadian Womlette House, which opened on January 16, 1998. The poor results at both Florida restaurants reflect in large part the effects of the Company's very limited advertising budget, due to the Company's extremely tight cash position and working capital deficit. (The Company's current ratio is approximately .04. See Liquidity). The Company hopes to channel more resources into promotions and advertising for the Florida restaurants. More than offsetting the poor Florida sales were the three New York Restaurants where sales in the current quarter increased by 6.2%, continuing the improvement over last year. Leading the gains for the quarter was the Second Avenue Restaurant, the Company's sales leader, with a 7.9% gain over last year. The Third Avenue Restaurant, the smallest of the New York locations in sales, had a 6.1% sales increase, while the Broadway Restaurant had a sales gain of 4.5%. Management attributes the continuing sales gains in New York to improved operations as well as the effect of the Company's competitively-priced and generously-sized menu items. For the nine months, total sales rose by $260,069, or 10.7%, to $2,696,814 in 1998 from $2,436,745 in 1997.
Sales in New York rose by 16.3%, while Florida sales, excluding the Womlette House, decreased by 32.2%.

Cost of sales increased by $7,414, or 2.5%, to $302,542 in the 1998 quarter from $295,128 in 1997. As a percentage of sales, cost of sales fell by 0.4% to 32.8% in the 1998 quarter from 33.2% in 1997. All of such improvement for the quarter was due to the Florida Prairie Restaurant where cost of sales fell by 4.2% to 35.6% from 39.8% last year. The improvement in the Florida restaurant continues to reflect more seasoned results in the current period although still several percentage points higher than for the New York locations which benefit from well established operations and considerably higher volumes. Cost of sales in New York rose slightly for the quarter by 0.8% to 32.5%, reflecting in part certain inefficiencies incurred as a result of the temporary closure of one location. Cost of sales at the Womlette House were 44.8% for the initial six-week period, but due to the very limited sales at that location, the cost of sales percentage is not particularly significant. For the nine months, total cost of sales rose by $53,209, or 6.5%, to $867,749 in 1998 from $814,540 in 1997. As a percentage of sales the improvement was by 1.2% to 32.2% from 33.4%, with Florida (again excluding the Womlette House) improving by 5.0% to 35.2% from 40.2% and New York by 0.6% to 31.9% from 32.5%.

Restaurant labor expenses decreased by $5,578, or 2.8%, to $195,659 for the 1998 quarter from $201,237 in 1997. As a percentage of sales, labor fell by 1.4% to 21.2% in the 1998 quarter from 22.6% in 1997. Labor at the New York Restaurants fell by 5.2% to 13.6% in the 1998 quarter from 18.8% in 1997, due to the sales gains as well as improvements in labor utilization . The labor percentage in Florida increased by 43.6% from 60.2% to 103.8%. Such increase was due to a combination of several factors: (i) the extremely low level of Florida sales during the quarter, particularly at the Womlette House where labor was approximately 240 % of sales and (ii) the use of the Prairie Restaurant during the first seven weeks of the quarter as a training facility for new personnel intended to staff the Womlette House. The new restaurant had been expected to open for business during the previous quarter; delays in its completion necessitated retaining an extra complement of workers at the Prairie Restaurant, or risk not having the newly trained workers when the new restaurant was ready. Management expects that the labor percentage in Florida will fall in future quarters. For the nine months, labor costs increased by $15,083, or 2.9%, to $542,793 in 1998 from $527,710 in 1997. As a percentage of sales, labor fell by 1.6% to 20.1% for the 1998 nine months from 21.7% in 1997. For the New York Restaurants, labor fell by 4.6% to 14.9% from 19.5%. In Florida, the percentage increased by 48.1% to 85.7% from 37.6%. Control of Florida labor costs will be a management priority in future periods.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Rent expense increased by $16,797, or 15.8%, to $123,146 for the 1998 quarter from $106,349 in 1997; all of such increase is attributable to the new Womlette House Restaurant. As a percentage of sales, rent increased by 1.4% to 13.3% in the 1998 quarter from 11.9% in 1997, reflecting the effect of the increased sales in New York. For the New York Restaurants, the percentage fell by 0.5% to 8.4% from 8.9% for the quarter; in Florida, due to the sales decline at the Prairie restaurant and the very low level of sales at the Womlette House, the percentage increased by 29.9% to 67.5% from 37.6%. For the nine months, rent expense increased by $29,974, or 11.3%, to $294,149 in 1998 from $264,175 in
1997, due to the additional Florida operations. As a percentage of sales, rent overall rose by just 0.1% to 10.9% in 1998 from 10.8 in 1997. In New York the percentage fell by 1.5% to 8.3% from 9.8%; in Florida it rose by 31.3% to 43.6% from 12.3%.

Other occupancy and operating expenses increased by $71,820, or 35.2%, to $275,987 in the 1998 quarter from $204,167 in 1997. As a percentage of sales, these expenses increased by 7.0% to 29.9% in the 1998 quarter from 22.9% in 1997. In New York this percentage rose by 7.4% to 27.7% from 20.3%, reflecting unit cost increases in operating supplies, repairs, maintenance, rubbish removal and depreciation; in Florida they rose by 9.3% to 54.1% from 44.8%, reflecting the decrease in sales for the quarter. For the nine months, these expenses increased by $195,123, or 34.5%, to $760,866 in 1998 from $565,743 in 1997. As a percentage of sales, they rose by 5.0% to 28.2% in 1997 from 23.2% in 1997. In New York they rose by 4.6% to 25.8% from 21.2%. In Florida again due to the sales decline, they increased by 19.6% to 57.9% from 38.3%.

Selling, general and administrative expenses increased by $111,153, or 59.3%, to $298,691 in the 1998 quarter from $187,538 in 1997. As a percentage of sales, they increased by 11.3% to 32.4% in the 1998 quarter from 21.1% in 1997. In Florida selling expenses as a percentage of sales for the quarter rose by 13.9% to 32.2% from 18.3%, due principally to increases in food giveaway promotions attributable to the Womlette House, while general and administrative expenses increased by 7.5% to 35.6% from 28.1%, due principally to the sales decrease. Selling expenses in New York rose by just 0.2% to 1.9% from 1.7%. Officers' salaries, constant in dollar terms, declined by 0.5% to 8.0% for the quarter (and by 1.3% to 8.1% for the nine months). Other New York general and administrative expenses increased as a percentage of sales for the quarter by 9.5% to 19.2% from 9.7%, due in large part to significantly higher professional fees, related to the Company's 1997 annual audit and related SEC reporting, substantially all of the audit and legal services for which were provided during the February 1998 quarter. Travel and miscellaneous expenses accounted for the rest of the increase in general and administrative expenses during the quarter. For the nine months, these expenses increased by $50,139, or 8.0%, to $673,632 in 1998 from $623,493 in 1997. As a percentage of sales, they fell by 0.6% to 25.0% in 1998 from 25.6% in 1996. In New York, excluding officers' salaries, they fell by 0.4% to 13.7% from 14.1%; in Florida they rose by 2.8% to 20.2% from 17.4%.

There were no research and development expenditures during the 1998 quarter compared to $160,328 in 1997. For the nine months these expenditures decreased by $506,328, or 82.4% to $107,850 in 1998 from $614,178 in 1997. As of August
31, 1997, the Company was forced to suspend development of its wholesale distribution business, due to the lack of sufficient financing to produce expected reorder quantities. (See Note 7 to the condensed consolidated financial statements).

Interest expense rose by $41,273 to $75,974, and by $63,694 to $145,590, for the quarter and nine months, respectively, increases of 119% and 77.8%, due in large part to increased borrowings on various non-contingent loans. Interest on delinquent rents and past due payroll, sales and rent taxes, accounted for the rest of the increase.

Due to operating losses sustained, no income taxes were incurred in any of the periods presented herein.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

When the Company originally reported its results of operations for the three and nine months ended February 28, 1997, the Florida Prairie Restaurant was accounted for as a fifty-percent owned joint venture and was reported on the equity method. At May 31, 1997, based on the amounts of its and its joint-venture partner's investments in the restaurant, the Company recharacterized its investment to that of a majority owned subsidiary. The accompanying results of operations for the three and nine months ended February 28, 1997 have been reclassified to consolidate the joint-venture's accounts with a fifty-percent minority interest, rather than the fifty-percent equity-method investment previously reported. Net income was not affected by such reclassification.

Liquidity

The Company's working capital deficit increased by $693,510 from $1,764,835 at May 31, 1997 to $2,458,345 at February 28, 1998, due principally to working capital required for operations. The Company's cash balance increased by $4,000 to $22,285 at February 28, 1998.

Operating activities required $49,624. Significant non-cash items included deferred income, depreciation and amortization, deferred rent and certain interest items of $56,199, $122,590, $12,243 and $88,583, respectively. Changes in applicable assets and liabilities related to operations provided $366,576.

Investing activities required $624,296 in total of which $495,837 was for capital expenditures, $118,365 for non-operating assets and $14,920 for other uses, less security deposits refunded of $4,826.

Financing activities provided $677,920; $199,920 was from the sale of common stock at $2.00 per share to one overseas investor pursuant to Regulation "S" of the Securities Act of 1933. The balance of $478,000 consisted of new loans totaling $245,000 from an affiliate of the Company's underwriter, $208,000 from an unaffiliated lender and $25,000, net of $50,000 of repayments, from the mother of the Company's president/principal stockholder.

Subsequent to February 28, 1998 and through August 21, 1998, unsecured loans aggregating $547,000 were received from various lenders. All such loans bear interest at twelve per cent per annum and mature December 31, 1998, with mandatory prepayment upon the completion of the Company's proposed offering. A portion of these loans were used to finance the completion of the Coconut Grove restaurant, the Company's sixth. (See Note 11 to the condensed consolidated financial statements).

The Company's continuing operating losses, its severe cash shortage and working capital deficiencies and its tax delinquencies threaten the continuation of the Company as a going concern. The Company's investment banker has recently affirmed a letter of intent for a firm-commitment public offering of 1,200,000 shares of its common stock at $5.00 per share, although there can be no assurance of the successful completion thereof. Moreover, the Company must be current on its SEC reporting requirements in order to have a second public offering. The Company has been up to six and one-half months late on its recent SEC filings.

Until such time as the Company completes the proposed offering, the Company nevertheless requires adequate financing in order to continue as a going concern. The Company has thus far been able to obtain periodic debt and/or equity financing from various sources, including certain affiliates of its investment banker. The Company envisions that future debt or equity proceeds, the receipt of which is not assured, will be applied to reduce its various tax and other past due obligations, provide working capital, and if possible, fund its entry into the wholesale distribution business. Management believes that such course of action will promote the long-term viability of the Company. Should the Company not be successful in such endeavors, its continuation as a going concern would be gravely jeopardized.

PART II.  OTHER INFORMATION

Item 1-5. Not Applicable

Item 6. Exhibits and Reports on Form 8-K

          None

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                ROYAL CANADIAN FOODS CORP.

Date: August 25, 1998            By:/s/Sheldon Golumbia
                                    -------------------------------
                                    Sheldon Golumbia, President
                                    and Principal Financial Officer